Form 10-K
period 2012-12-31
Intelligent Highway Solutions, Inc.
filed 2013-04-19
CIK 1549719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-181405

INTELLIGENT HIGHWAY SOLUTIONS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	30-0680119
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

8 Light Sky Court Sacramento, CA	95828
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code (916) 379-0324

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012: N/A

As of April 19, 2013, the registrant had 10,404,666 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

Item 1. Business.

Overview

On June 21, 2011 the Company has entered into a purchase agreement with Michael J. Sullivan Sole Proprietorship (“MJS”) to acquire all of MJS’ agreement, rights, benefits, and payments relating to various contracts for $2,000 and awarded 10,000 shares of the Company’s common stock as well a management position within the Company. The purchase agreement does not prevent MJS to withdraw at any time or have the same various contracts sold to a third party.

The Company purchased from Michael Sullivan several service contracts these contracts are substantially similar and are for on-call, as needed maintenance and repair of traffic operations systems networks. Specifically, the contracts call for Intelligent Highway to provide on an on-call hourly rate, as needed basis, all labor, equipment, materials, and incidentals necessary for the maintenance of the communication infrastructure systems, network systems and associated equipment. The maintenance will apply to voice, video, and data communications equipment and all facilities used to connect the Traffic Operation System (TOS) field elements to the Transportation Management Center (TMC). All of the contracts require the contractor to be properly licensed in accordance with the laws of the State of California and require a C-10 Electrical Contractor License or a combination of a Class A – General Engineering Contractor License and a C-7 Low Voltage System Contractor License

There are several risks associated with this arrangement. First, the customer may find that these contracts were not legally transferrable by Michael Sullivan. However, we have not had any issue to date with the assignability of these contracts, but we have not received a formal legal opinion as to our rights and liabilities under these contracts. Second, under California law, we may be found to be an expatriate corporation in violation of the original contract between the customer Michael Sullivan. California Public Contract Code Section 10286.1 defines Expatriate Corporation and disallows expatriate corporations from entering into procurement contracts with the State of California. Again, as a Nevada corporation, we have had no issue with the current arrangement, whereby we are performing the work called for by the contracts, in lieu of Michael J. Sullivan, but we have not received a formal legal opinion as to our rights and liabilities as such.

Expatriate Corporation Status and Eligibility to Bid and Receive California Contracts

California Public Contract Code Section 10286 (the “Code”) disallows any California state agency to enter into any contract with an Expatriate Corporation. Section 10286.1 of the Code defines Expatriate Corporation. The definition of Expatriate Corporation includes foreign incorporated entities that publicly trade in the United States. However, foreign incorporated entities are entities that are created or organized under the laws of a foreign country or reside in a foreign country. We do not believe we are an Expatriate Corporation within the definition expressed in the Code.

In addition, the Company possesses a C-10 Electrical License from the Contractors State License Board from the State of California and is licensed as a small business with the State of California. This license allows us to contract with the State and grants us a five percent bidding preference over non-qualified entities.

Given that we are not an Expatriate Corporation, we possess a C-10 Electrical License, and we are licensed as a small business with the State of California, we believe that we are qualified to bid on, receive and enter into contracts with the State of California.

Going Concern

Based on our financial history since inception, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. We are a development stage company that has generated very little revenue and have limited tangible assets. Our company has a limited operating history and must be considered in the development stage. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to on a profitable basis. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Our Corporate History and Background

Devon Jones and Philip Kirkland have worked together for several years as independent electrical contractors involved with a number of contracts associated within the transportation sector. These contracts included, but were not limited to, the pulling of fiber optic cable, installation of video equipment, and the service, maintenance and installation of traffic operations systems for Caltrans.  After over five years of working in the transportation industry, they decided to pool their talents and contacts and the two formed a new company to expand beyond a services based business and introduce new technology to the transportation market.

In April 2011, Jones and Kirkland re-organized their operations under Intelligent Highway Solutions, Inc. and acquired nine new contracts from Michael J. Sullivan to perform service and maintenance in nine of the State’s twelve service districts.

Services

Intelligent Highway Solutions, Inc. provides services on an on-call basis and/or as instructed by our customer. These services include all labor, materials, tools, equipment, and incidentals necessary for the corrective and preventive maintenance.. The CEVs allow for the operation of sensitive communication equipment in adverse weather conditions. Hubs/Mini Hubs are the connection points or control boxes that serve as the termination points for the wiring associated with the ramp metering systems, closed circuit TV, electronic messaging signs, and environmental sensing units.

The intent and purpose of these Contracts is to perform necessary maintenance required to keep the CEVs/Hubs fully functional at all times. The CEVs/Hubs shall remain fully integrated at all times with all of the component items in the Traffic Operations Systems Networks (TOSNET) system.

Growth Strategy

IHS plans on expanding beyond the service business and plans to become more involved with all aspects of the ITS sector. Beginning in late 2013, the Company plans to introduce a self-sufficient, battery-less and wireless traffic detector that will eliminate the need for wired, energy-consuming loop detection systems. The Company also intends to expand into neighboring states.

Phase One: The TOSNET contract with our customer will be closing on May 2014; there will be another bid cycle for a new (3) year agreement. We plan to expand this segment of the business to include similar agreements with counties and local districts throughout California, as well as expand to neighboring states.

Phase Two: Growth will occur in the installation division: this includes but is not limited to the installation of the new technology that IHS has licensed, acquired and/or developed. It also includes expansion beyond the borders of California.

Phase Three: Introduction of the Company’s proprietary technology, including, but not limited to a new wireless and battery-less traffic sensor that can be embedded in the road and used to measure traffic flow, speed, and approximate vehicle weight.

Research and Development

Development of an alternative to inductive loop system

The Company’s objective is to develop a new inductive loop system to gather data relevant to traffic flow and reduce the power required to maintain the system and use a wireless transmitter to transmit the data.

This project will present a battery-less wireless sensor that can be embedded in the road and used to measure traffic flow rate, speed and approximate vehicle weight. Compared to existing inductive loop based traffic sensors, the new sensor is expected to provide increased reliability, easy installation and low maintenance costs. The sensor uses power only for wireless transmission and has zero idle power loss. The sensor is expected to be extremely energy efficient. Energy to power this sensor is harvested entirely from the short duration vibrations that results when an automobile passes over the sensor.

A significant portion of the project focuses on developing low power control algorithms that can harvest energy efficiently from the short duration vibrations that result when a vehicle passes over the sensor.

The objective would to use existing sensor technology, existing wireless technology to reduce the development time of this project.

We expect that once fully developed and tested, the new system would replace traditional inductive loop systems. To install a loop detector and calibrate it, it is sometimes necessary to shut down traffic on the road for as much as 2 days. The new sensors can be installed by drilling a slot across the lane in the road surface of 1 inch width and 2 inches depth. Most importantly, no wiring is needed from the traffic lane to the roadside data acquisition unit. It is expected that the installation will only take a few minutes.

The new sensor on the roadway require no external power supply while inductive loop detectors have to be continuously powered all the time, even during the night when traffic flow might be really low.
The new sensors can measure number of axles and vehicle length, in addition to traffic flow rate. Thus they can be used for vehicle classification. With some further development, the sensors can likely also be used for weigh-in-motion.

The Company’s budget is $37,000 for the development including the initial beta product. We expect that this amount of money is sufficient to develop this product. We anticipate a field test in the late 2012 or early 2013. As of December 31, 2012, the Company has incurred research and development costs of $26,075.

Development Agreement with American Water Solutions, Inc.

On May 8, 2012, we entered into a development agreement (“Development Agreement”) with American Water Solutions (“AWS”). AWS is in the business of providing wireless products and solutions for customers. Pursuant to the Development Agreement, AWS will design and develop the battery-less wireless loop detection system for use in the Company’s proprietary wireless traffic flow monitoring system. The Company engaged AWS because of their expertise in alternative power solutions, as well as the development of wireless data collection systems. In consideration for the development of the product, IHS agreed to pay AWS i) $2,000 upon the execution of the Development Agreement, ii) $10,000 upon the release of initial drawings and specifications, iii) $12,000 upon the completion of the original design, and iv) $12,000 upon completion of the prototype.

On July 2, 2012, AWS delivered the first draft of the design and patent documents. As of the date hereof, the Company has delivered $3,000 to AWS pursuant to the Development Agreement, $2,000 was paid as a down payment and a $1,000 deposit to begin the drawing of the initial designs and specifications.  On October 4, 2012, the Company entered into an addendum to the Development Agreement, which states that the Company will pay to AWS $2,700 within thirty (30) days of the execution of the amendment and $10,000 upon the Company’s approval of the initial drawings and specifications.  As of the date hereof, the Company has paid AWS $2,700 pursuant to the addendum.

Future Products and Their Market

In the future, we plan to develop an intelligent traffic solution. Improving traffic flow, reducing emissions and synchronizing traffic signals for public safety and public transportation vehicle priority are just a few of the uses for intelligent transportation systems (ITS). Intelligent traffic solutions collect information at signals all around the city, correlate the real-time data and can automatically regulate traffic policies across a city. ITS includes a range of applications that can benefit cities such as:

●	Intelligent Traffic Signal Management - Actively managed and coordinated traffic signals can reduce congestion and moderate traffic speeds, smoothing traffic flow and reducing auto emission levels.

●
Video Analytics - Real-time video enables traffic controllers to identify problems, record and ticket red light runners, gather traffic analytics information and enforce special traffic zones. Public safety workers may also access the video to identify traffic conditions so they can route around congested roads when responding to an emergency.

●	Information and Alerts - Variable message signs can quickly broadcast information such as weather, road conditions, stolen vehicle and other timely local information to drivers.
●
Real-Time Public Transit Information - Up-to-the-minute information on busses and other public transportation vehicles can be published to the web and bus stations, improving schedule accuracy and helping increasing ridership.

The Company has started, in conjunction with American Water Solutions, to design and develop the battery-less wireless loop detection system. AWS has prepared the initial patent application and intends to move forward with the development of a prototype product. The estimated cost to design/develop a prototype will be $37,000.00.   Currently, the Company does not have the necessary funds to develop the prototype product.  The Company will have to obtain additional financing to pursue this opportunity. Compared to existing inductive loop based traffic sensors, the new sensor is expected to provide increased reliability, easy installation and low maintenance costs. The sensor uses power only for wireless transmission and has ZERO idle power loss. Thus, the sensor is expected to be extremely energy efficient. Energy to power this sensor is harvested entirely from the short duration vibrations that result when an automobile passes over the sensor. Transportation agencies all around the country monitor traffic flow rates on most major highways using inductive loop detectors (ILDs). Despite their popularity, ILDs are far from perfect and there has been considerable work to improve detection using better models, better filtering technology and by using better identification techniques such as Fuzzy Logic and Artificial Neural Networks (ANNs). Despite many improvements, the installation of the ILD involves cutting a large section of   the roadway in each lane and therefore causes considerable traffic disruption. Owing to its operating principle, the ILD needs to be continuously powered resulting in considerable idle power loss. For example, an ILD needs to be continuously powered during the night, even if there is very little traffic flowing on a particular highway.   The traffic sensor developed in this project is unique and different from all the sensor technologies described above. Its uniqueness comes from the fact that it is the first ever sensor that is battery-less, wireless and is powered entirely by harvesting energy from vibrations for its operation.

Customers

Currently, our only customer is California Department of Transportation (Caltrans).

Competition

There are currently five contractors that compete against IHS on most Caltrans proposal requests. It is one of only a few firms experienced in all electrical disciplines required to compete in every sector of the Caltrans ITS programs.

Employees

We currently have 27 full time employees, consisting of three executives, two project managers and twenty-two technicians. Each technician has completed four years as an assistant technician with experience in the repair, maintenance and installation of voice, data and video telecommunications equipment and devices.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

Our principal executive office is located at 8 Sky Light Court, Sacramento, CA 95828, and our telephone number is (916) 379-0324.  We lease our office space, which consists of 9,300 square feet of office and warehouse space and paid a monthly rent of $3,341.00 until the termination of the original term on November 9, 2012.  The Company has remained in the lease premises according to the 1st Option term.  From November 10, 2012 to December 9, 2012, the Company’s lease payment is $0.00.   For the twelve month period commencing December 12, 2012, the Company shall pay monthly rent in the amount of $3,534.  If the Company chooses to remain in the leased premises according to the 2nd Option term, then for the twelve month period commencing January 10, 2014, the Company shall pay monthly rent in the amount of $3,627.

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company, our common stock, any of our company’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTCQB and OTCBB under the symbol “IHSI”. The OTCQB and OTCBB are quotation services that display real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCQB and OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange.

No established public trading market exists for the Company’s common stock. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company’s common stock.

Approximate Number of Equity Security Holders

As of April 19, 2013, there were approximately 33 stockholders of record.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

Intelligent Highway Solutions, Inc.  (the “Company” or “IHS”) was formed in April 22, 2011; IHS is a technology based intelligent highway solutions contractor. The Company’s primarily focus is in the California transportation market providing services that range from providing labor, materials, and related equipment for corrective service and maintenance services for the States transportation infrastructure. Additionally, the Company intends to develop transportation technology services that enable vehicles, roads, traffic lights, message signs, and other elements to become “intelligent” by embedding them with microchips and sensors and by empowering them to communicate with each other via wireless technologies. The acceleration of data collection and communication will allow state governments to improve transportation system performance by reducing congestion and increasing both traveler safety and convenience.

Plan of Operations

The Company provides service and maintenance for California’s transportation sector.  The Company plans to seek further contracts in counties and municipalities throughout California and expand to neighboring states.

Additionally, the Company intends to expand to provide full service turn-key electrical services for the expanding intelligent highway services market sector. These contracts are typically bid on through the State and municipal entities. Typically, they involve the installation and purchase of materials and labor to provide a complete, operational system. Our primary focus will be in systems that are related to the intelligent highway sector, such as, but not limited to: (1) installation and materials for the installation of fiber optic cables; (2) installation and distribution of materials for the video monitoring systems deployed on the highway corridors; and (3) the distribution and installation of monitor devices and signage used in conjunction with the transportation network.
As an additional step, the Company, building off its experience in the service and maintenance of traffic monitoring systems, intends to develop wireless systems to replace existing hardwire loop detection systems, video monitoring systems, etc. The Company, in late 2013, intends to introduce a wireless/battery-less loop detection system. The Company has received the approval of two service districts in California to deploy the new technology in a real-time, real-world application. The application of this new technology can be used on any freeway entrance ramps; freeway lanes to monitor traffic flow; at intersections to monitor traffic and send information to traffic signals and alert management of congestion.

Results of Operations

Comparison of the year ended December 31, 2012 and 2011

Revenue: Revenues for the year ended December 31, 2012 were $1,904,647, an increase from $898,657 for the year ended December 31, 2011. This increase is due to two factors: first 2011 only reflected a (7) month operation period, second the work requested by our customer, the state of California, has increased monthly.

Cost of Revenue: Cost of revenues in fiscal year 2012 were $1,445,958, an increase from $774,702 for the year ended December 31, 2011. This increase was primarily attributable to added additional technicians based on the increased in work requested by our customer.

Gross Profit: Gross profit for the year ended December 31, 2012 was $458,689, an increase from $123,955 for the year ended December 31, 2011. This increase was primarily attributable to enhanced efficiency that occurred due to reduced direct cost associated with scheduling manpower and equipment associated with the increased work requested by the customer.  Gross Profit is the net amount of the monthly billed project cost for our agreements less the cost of the cost of sales

SG&A Expenses: SG&A expenses for the year ended December 31, 2012 were $1,028,405, an increase from $468,882 for the year ended December 31, 2011. This increase was primarily attributable to the added management and supervision necessary to manage the increased work requested by the customer. SG&A expenses include all the expenses incurred in the daily operations of the Company that generated revenue, except interest.

Total Expenses: Total expenses for the year ended December 31, 2012 were $1,028,405, a decrease from $1,240,035 for the year ended December 31, 2011. This decrease is primarily attributable to a better financing rate and lease rate the Company was able to negotiate with its suppliers.  Total expenses consist of all necessary and related cost of doing business which include but not limited to: vehicle leases, equipment lease, overhead, rent and employees cost.

Loss from Operations: Loss from operations for the year ended December 31, 2012 was ($569,716), an increase from ($357,243) for the year ended December 31, 2011. This increase is primarily attributable to increased cost of the new request from the customer.

Total Other Expense: Total other expenses for the year ended December 31, 2012 were $98,772, an increase from $11,617 for the year ended December 31, 2011. This increase is primarily attributable to the additional cost associated with loans. Total other expenses represent interest incurred on notes payable the Company has entered into less interest earned.

Net loss: We incurred a net loss for the year ended December 31, 2012 of $669,288. This is an increase from $357,243 in net loss for the year ended December 31, 2011. The increase in net loss was primarily attributable to higher than expected cost associated with increased work load from the customer’s work request.

Liquidity and Capital Resources

Equity raised through the public markets will be used to replace the current factoring of the Company’s accounts receivable; replace current fleet of vehicles; expand the business from a services based Company to a full turn-key contractor focused in the intelligent transportation sector; development of proprietary technology for the intelligent transportation sector. Equity will be raised through private investment through public equity (PIPE).

At December 31, 2012, we had no cash on hand (December 31, 2011 - $35,804) and a working capital deficit of $939,780 (2011 - $377,604). We have historically financed our operations primarily through net cash flow from financing activities, however, we are uncertain whether we will be able to continue to do so and may be required to secure financing through additional debt or equity issuances to continue operations. We believe we will obtain such financing; however, we cannot provide any assurance that we will be able to do so.

The major expenses to the Company are the vehicle leases and the accounts receivable financing (factoring). On October 15, 2012, the Company entered into a factoring agreement with Interstate Capital Corporation (“ICC”). Pursuant to the ICC Agreement, in consideration for advance payment of funds due the Company pursuant to work performed on our agreements, we will receive 85% of each invoice submitted to our customer  in advance of payment by our customer. A factoring fee of 0.59% of the invoice amount will be imposed every ten (10) days on each invoice purchased by ICC. There are no maintenance fees.

Payments from our customer are collected by ICC and the remaining difference is released to the bank account of the Company. The Company does not have a legal right to the factoring funds directly from ICC, however, pursuant to the Purchase Agreement for the customer Contracts, the Company is given the proceeds. The sale of these invoices is considered a transfer with recourse and is classified as sales of receivables. The Company agrees to indemnify and save ICC harmless from and against any and all claims, loss, costs and expenses caused by or arising out of the receivables or any attempt by ICC to collect or to resolve any dispute. The Company is in the process of re-negotiating the vehicle lease agreements. Under the proposed terms, the average monthly savings would equal 30% per month. However, we cannot make any assurance that we will be successful in re-negotiating the leases or be able to re-negotiate the leases in a favorable manner.

The Company is seeking additional capital/debt through our network of possible investors and current shareholders. The Company cannot make any assurance that it will be able to obtain equity or debt financing, or if it the terms of the financing will be on terms favorable to the Company.

Outstanding Loans

On June 17, 2011, the Company received a loan in the amount of $65,000 from Innovest, LLC (“Innovest”). The loan is unsecured and bears a simple interest of 1.5% per month to be paid monthly for the previous month’s outstanding principal. The loan was due on June 17, 2012; however, the Company is currently in negotiations to extend the maturity date  Our Chief Executive Officer, Devon Jones, and our Chief Financial Officer and Chief Operating Officer, Philip Kirkland, have personally guaranteed this loan.

On October 30, 2011, the Company received a loan in the amount of $130,000 from Kenneth K. Polk. The loan is unsecured and bears a simple interest of 2.5% per month to be paid monthly for previous month’s outstanding principal. The loan was originally due on March 30, 2012; however, the note’s maturity was extended until September 30, 2012.  The Company is negotiating to further extend its maturity date. There was $111,560 in principal due at December 31, 2012.

On November 21, 2011 the Company received a loan in the amount of $27,000 from Byrd & Company LLC, Emerging Markets Consulting LLC, and Douglas S. Hackett ($9,000 from each party). The loan is unsecured and bears a simple interest of 12% per annum to be amortized in 6 equal installments of principal and interest commencing January 1, 2012 through June 1, 2012. Our Chief Executive Officer, Devon Jones, and our Chief Financial Officer and Chief Operating Officer, Philip Kirkland, have personally guaranteed this loan.  Additionally, the Company is in negotiations to extend the maturity date of the note from Byrd & Company. Also, the Company is negotiating to amend or extend the terms of the remaining amount of the note from Douglas S. Hackett.

On March 1, 2012, the Company issued Emerging Markets Consulting, LLC shares of common stock equivalent to $19,000, $10,000 for cash and $9,000 in satisfaction of the outstanding loan.  Accordingly, the loan from Emerging Markets Consulting, LLC is no longer outstanding.

On December 15, 2011 the Company received a loan in the amount of $100,000 from O.K. and B. The loan is unsecured and bears a simple interest of 5% per annum. The loan was originally due on March 15, 2012, however the note’s maturity was extended to September 17, 2012.  The Company is negotiating to further extend its maturity date.

On October 19, 2012, the Company received $30,000 related to one convertible note purchased by Ruth Shepley. The term of the note is 6 months. Interest is computed at 10% based on a 360 day year and is payable on the maturity date. Interest is due and payable only if the notes are repaid in cash. These notes may be converted to common stock at a conversion rate of $.30 per share at any time after 30 days. Accordingly, the amount of common stock underlying the $30,000 convertible note is 100,000 shares.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

INTELLIGENT HIGHWAY SOLUTIONS, INC.
AUDITED FINANCIAL STATEMENTS
December 31, 2012 and 2011

AUDIT OPINION

Sam Kan & Company 1151 Harbor Bay Pkwy., Suite 202 Alameda, CA 94502 Phone: 510.355.0492 Fax: 866.828.1446 http://www.skancpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Intelligent Highway Solutions, Inc.

We have audited the accompanying balance sheet of Intelligent Highway Solutions, Inc. (hereinafter the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to from the above presented fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended were in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to those matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company
Sam Kan & Company

April 16, 2013

Alameda, California

INTELLIGENT HIGHWAY SOLUTIONS
BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$-	$35,804
Accounts receivable, net of allowance of $17,850	258,060	105,066
Other receivables	120	34,096
Other current assets	6,005	4,663
Total current assets	264,185	179,629

Property and equipment, net of accumulated depreciation of $8,325 and $263	68,929	3,096

Total assets	$333,114	$182,725

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$1,678	$-
Accounts payable	17,892	1,306
Notes payable, related party	319,560	292,000
Other payables	82,403	2,322
Capital lease, current portion	37,682	-
Accrued expenses and other liabilities	744,750	222,900
Total current liabilities	1,203,965	518,528

Capital lease, net of current portion	20,740	-

Total liabilities	1,224,705	518,528

Stockholders' deficit
Common stock, $0.00001 par value; 100,000,000 shares authorized; 10,404,666 and 9,250,000 shares issued and outstanding at December 31, 2012 and 2011	104	93
Additional paid-in capital	134,836	21,347
Accumulated deficit	(1,026,531)	(357,243)
Total stockholders' deficit	(891,591)	(335,803)

Total liabilities and stockholders' deficit	$333,114	$182,725

See accompanying notes to financial statements.

INTELLIGENT HIGHWAY SOLUTIONS
STATEMENTS OF OPERATIONS

	Year ended December 31, 2012	Period from Aprill 22, 2011 (Inception) to December 31, 2011
Revenue	$1,904,647	$898,657
Cost of sales	1,445,958	774,702
Gross profit	458,689	123,955

Operating expenses
Salaries and wages	290,656	175,922
Research and development	26,075	-
General and administrative	711,674	293,659
Total operating expenses	1,028,405	469,581

Income (loss) from operations	(569,716)	(345,626)

Other income (expense)
Interest income	2	1,866
Interest expense	(98,774)	(13,483)
Total other expense	(98,772)	(11,617)

Income (loss) before income taxes	(668,488)	(357,243)

Provision for income taxes	800	-

Net income (loss)	$(669,288)	$(357,243)

Basic and diluted income (loss) per common share	$(0.07)	$(0.07)

Basic and diluted weighted average shares outsanding	10,153,426	5,405,507

See accompanying notes to financial statements.

INTELLIGENT HIGHWAY SOLUTIONS
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, April 22, 2011 (Inception)	-	$-	$-	$-	$-
Common stock issued for consulting services	9,190,000	92	19,268	-	19,360
Common stock issued as loan fee	60,000	1	2,079	-	2,080
Net loss, period ended December 31,2011	-	-	-	(357,243)	(357,243)
Balance, December 31, 2011	9,250,000	93	21,347	(357,243)	(335,803)

Common stock issued for services	230,000	2	57,498	-	57,500
Common stock issued as loan fee	20,000	-	5,000	-	5,000
Common stock issued as repayment of loan	355,263	4	8,996		9,000
Common stock issued for cash	549,403	5	41,995	-	42,000
Net loss, year ended December 31, 2012	-	-	-	(669,288)	(669,288)
Balance, December 31, 2012	10,404,666	$104	$134,836	$(1,026,531)	$(891,591)

See accompanying notes to financial statements.

INTELLIGENT HIGHWAY SOLUTIONS
STATEMENT OF CASH FLOWS

	Year ended December 31, 2012	Period from Aprill 22, 2011 (Inception) to December 31, 2011
Cash flows from operating activities
Net loss	$(669,288)	$(357,243)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	57,500	19,360
Common stock issued for loan fee	5,000	-
Depreciation	8,061	263
Amortization of loan fee	1,221	859
Changes in operating assets and liabilities
Accounts receivable	(152,994)	(105,066)
Other receivables	33,976	(34,096)
Other current assets	(2,563)	(3,441)
Accounts payable	16,586	1,305
Other payables	80,081	2,322
Accrued expenses and other liabilities	521,850	222,900
Net cash used in operating activities	(100,570)	(252,837)

Cash flows from investing activities
Purchase of property and equipment	-	(3,359)
Cash flows from investing activities	-	(3,359)

Cash flows from financing activities
Proceeds from bank overdraft	1,678	-
Net proceeds from related party notes payable	36,560	292,000
Capital lease financing repayments	(15,472)	-
Issuance of common stock for cash	42,000	-
Net cash provided by financing activities	64,766	292,000

Change in cash and cash equivalents	(35,804)	35,804
Cash at beginning of period	35,804	-
Cash at end of period	$-	$35,804

Supplemental disclosures of cash flow information
Cash paid for interest	$52,415	$11,161
Cash paid for income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Common stock issued for services	$-	$19,360
Common stock issued as repayment for loan	$9,000	$-
Common stock issued for debt issuance costs (loan fee)	$-	$2,080
Capital lease entered into for purchase of fixed asset	$73,894	$-

See accompanying notes to financial statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

Intelligent Highway Solutions, Inc.  (the “Company” or “IHS”) was formed in April 22, 2011; IHS is a technology based intelligent highway solutions contractor. The Company’s primarily focus is in the California transportation market providing services that range from providing labor, materials, and related equipment for corrective service and maintenance services for the States transportation infrastructure. Additionally, the Company intends to develop transportation technology services that enable vehicles, roads, traffic lights, message signs, and other elements to become “intelligent” by embedding them with microchips and sensors and by empowering them to communicate with each other via wireless technologies. The acceleration of data collection and communication will allow state governments to improve transportation system performance by reducing congestion and increasing both traveler safety and convenience.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred.

Actual results could differ from those estimates. The Company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Financial Statements
December 31, 2012 and 2011

Accounts Receivable

Accounts receivable, if any, are carried at the expected net realizable value. The allowance for doubtful accounts, when determined, is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.

Property, Plant and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed over the estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated Useful Life
Furniture and fixtures	5 years
Machinery and equipment	5 years
Vehicles	5 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. Balances of each asset class as of December 31, 2012 were:

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$1,210	$(290)	$920
Machinery and equipment	2,149	(645)	1,504
Vehicles	73,895	(7,390)	66,505
Total	$77,254	$(8,325)	$68,929

Accounts Payable

The Company has accounts payable total $17,892 and $1,306 as of December 31, 2012 and 2011.

Other Payables

The Company had other payables at December 31, 2012 which consisted of the following:

Interest	$48,681
Income tax	800
Sales Tax	2,046
Other	30,876
Total	$82,403

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Financial Statements
December 31, 2012 and 2011

Revenue Recognition

Service revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. The Company’s service revenue is largely attributable professional engineering services where the fee is based on the billable rate of the employees.

Advertising

Advertising expenses are recorded as sales and marketing expenses when they are incurred. The Company did not incur such expense during the periods ended December 31, 2012 or 2011.

Research and Development

All research and development costs are expensed as incurred. The Company incurred $26,075 and $0 of such expenses during the periods ended December 31, 2012 and 2011.

Income Tax

We are subject to state and federal income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not.

Fair Value Measurements

In January 2010, the FASB ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.  For the Company, this statement applies to certain investments and long-term debt.  Also, the FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the value of the Company’s investments and long-term debt.  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

●	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.
●	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).
●	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The Company’s adoption of FASB ASC Topic 825 effectively at the inception did not have a material impact on the Company’s financial statements.

 INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Financial Statements
December 31, 2012 and 2011

Fair Value Measurements

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of December 31, 2012 or 2011.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of December 31, 2012 and 2011, the Company has assets and liabilities in cash, various receivables, property and equipment, and various payables. Management believes that they are being presented at their fair market value.

Basic and diluted earnings per share

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per share is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

●	Warrants,
●	Employee stock options, and
●	Other equity awards, which include long-term incentive awards.

The FASB ASC Topic 260, Earnings per Share, requires the Company to include additional shares in the computation of earnings per share, assuming dilution.

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company does not have diluted effects on common stock as there was no warrant or option issued.

Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options or convertible notes for the periods ended December 31, 2012 or 2011.

The following is a reconciliation of basic and diluted earnings per share for the periods ended December 31, 2012 and 2011:

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Financial Statements
December 31, 2012 and 2011

Basic and diluted earnings per share (continued)

	Year Ended December 31, 2012	Period Ended December 31, 2011
Numerator:
Net loss available to common shareholders	$669,288	$357,243
Denominator:
Weighted average shares outstanding - basic	10,153,426	5,405,507
Net loss per share - basic and diluted	$.07	$.07

Common Stock

The holders of the Company’s common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends of such times and in such amounts as the board from time to time may determine.  Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders.  There is no cumulative voting of the election of directors then standing for election.  The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption.  Upon liquidation, dissolution or winding up of the company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $.00001.

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted any fluctuations in these calculations could have a material effect on the results presented in our statement of operations and other comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

NOTE 2 - RECENTLY ENACTED ACCOUNTING STANDARDS

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”.  The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 2 - RECENTLY ENACTED ACCOUNTING STANDARDS (CONTINUED)

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”.  The guidance in this update requires the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented.  The Company’s adoption of the new standard is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

In the coming year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with operations and business developments. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon revenues generated from its core business and internally generated funds such as shareholder loans and advances to finance its operations and growth. Management may raise additional capital by retaining net earnings or through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse affect upon it and its shareholders.

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 4 – ACCOUNTS RECEIVABLE

On July, 11, 2011, the Company entered into a one-year accounts receivable factoring agreement with Avalon Funding Corporation (“Avalon”). The agreement stipulates that Avalon extend a line of credit in the amount of $350,000. The Company will receive 80% of the invoice amount in advance payment per invoice once it is submitted to the State of California. A factoring fee of 3.5% of the invoice amount will be imposed on each invoice purchased by Avalon if collected within 1 to 30 days. Invoices collected after 30 days will be charged an additional .12% of the invoice amount each day thereafter until it is fully paid. An additional maintenance fee of .35% of the invoice amount will also be imposed on each invoice. Payments from the State of California will be collected by Avalon and the remaining differences will be released to the bank account  by the Company. The sale of these invoices is considered a transfer with recourse and is classified as sales of receivables. The Company agrees to indemnify and save Avalon harmless from and against any and all claims, loss, costs and expenses caused by or arising out of the receivables or any attempt by Avalon to collect or to resolve any dispute.

During the year ended December 31, 2012 the Company replaced Avalon with Interstate Capital Corporation.

The Company carries net accounts receivable that are all due from the factoring agreement through our factoring arrangement totaling $258,060 and $105,066 as of December 31, 2012 and 2011.

NOTE 5 – NOTES PAYABLE

On June 17, 2011 the Company received a loan in the amount of $65,000 from Innovest, LLC (“Innovest”). The loan is unsecured and bears a simple interest of 1.5% per month to be paid monthly for the previous month’s outstanding principal. The loan was due on June 17, 2012; however, the Company is currently in negotiations to extend the maturity date   Our Chief Executive Officer, Devon Jones, and our Chief Financial Officer and Chief Operating Officer, Philip Kirkland, have personally guaranteed this loan.

On October 30, 2011 the Company received a loan in the amount of $130,000 from Kenneth K. Polk. The loan is unsecured and bears a simple interest of 2.5% per month to be paid monthly for previous month’s outstanding principal. The loan was originally due on March 30, 2012; however, the note’s maturity was extended until September 30, 2012.  The Company is negotiating to further extend its maturity date. There was $111,560 or principal due at December 31, 2012.

On November 21, 2011 the Company received a loan in the amount of $27,000 from Byrd & Company LLC, Emerging Markets Consulting LLC, and Douglas S. Hackett ($9,000 from each party). The loan is unsecured and bears a simple interest of 12% per annum to be amortized in 6 equal installments of principal and interest commencing January 1, 2012 through June 1, 2012. Our Chief Executive Officer, Devon Jones, and our Chief Financial Officer and Chief Operating Officer, Philip Kirkland, have personally guaranteed this loan.  On March 1, 2012, the Company issued Emerging Markets Consulting, LLC shares of common stock equivalent to $19,000, $10,000 for cash and $9,000 in satisfaction of the outstanding loan.  Accordingly, the loan from Emerging Markets Consulting, LLC is no longer outstanding.  Additionally, the Company is in negotiations to extend the maturity date of the notes from Byrd & Company and  Douglas S. Hackett.

On December 15, 2011 the Company received a loan in the amount of $100,000 from O.K. and B. The loan is unsecured and bears a simple interest of 5% per annum. The loan was originally due on March 15, 2012, however the note’s maturity was extended to September 17, 2012.  The Company is negotiating to further extend its maturity date. As of December 31, 2012 and 2011 the Company has total notes payable in the amount of $319,560 and $292,000 with accrued interest of $48,681 and $2,322.

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 6 – RELATED PARTYTRANSACTIONS

We have engaged an entity controlled by David Singer, a director of the Company, to perform consulting services. Payments to this party totaled $24,091 and $13,447 during the periods ended December 31, 2012 and 2011.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31, 2012 are consisted of $701,926 in payroll liabilities, among that $487,557 is related to payroll tax liabilities. There are $14,055 in penalty and $600 in interest imposed by the IRS for unpaid payroll taxes.

Details of this penalty could be found in Note 10 – Commitments and Contingencies.

NOTE 8 – CAPITAL STOCK

Common Stock

On June 1, 2011 the Company has issued an aggregate of 9,180,000 shares to various parties for consulting services received valued at $18,360 in total. The Company has also issued an additional 10,000 shares to a new party for their consulting services valued at $1,000 on December 5, 2011.

On June 17, 2011 the Company has issued 40,000 shares to cover a loan fee in the amount of $80. The Company has issued another 20,000 shares for loan fees in the amount of $2,000 on December 17, 2011.

On various dates during the year ended December 31, 2012, the Company issued a total of 549,403 sharesof its common stock for cash proceeds totaling $42,000. We also issued a total of 230,000 shares in exchange for $57,500 worth of services, 355,263 shares as a $9,000 repayment on an outstanding note and 20,000 shares in exchange for a $5,000 loan fee.

As of December 31, 2012 and 2011, the Company has 10,404,666 and 9,250,000 common stock shares issued and outstanding.

NOTE 9 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation  allowance when, in the opinion of management,  it is more likely than not that some  portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 9 – INCOME TAX (CONTINUED)

Net deferred tax assets consist of the following components as of December 31, 2012:

2012
Deferred tax assets:
NOL carryover	$1,026,531
Valuation allowance	(1,026,531)
Net deferred tax asset	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the period ended September 30, 2012 due to the following:

2012
Income tax benefit at statutory rate	$390,082
Valuation allowance	(390,082)
$-

At December 31, 2012, the Company had net operating loss carryforwards of $1,026,531 that may be offset against future taxable income through 2032. No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company could become a party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters.

As of the date of this report, except as described below, there are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject, nor are there any such proceedings known to be contemplated by governmental authorities.

As of December 31, 2012, the Company has accrued $488,557 in payroll tax liabilities.  The payment of these liabilities has not been made due to our limited profitability.  Due to the uncertainty regarding our future profitability, it is difficult to predict our ability to pay these liabilities.   As a result, a federal tax lien has been levied that will have to be satisfied.

Office and Warehouse Lease

The Company is required under the terms of the rental lease to make monthly lease payments.

The Company’s property lease is for an initial period of thirteen months from October 2011 and may be extended in thirteen-month increments for up to a total term of twenty-six months. The Company may not terminate this lease prior to the agreed upon termination date. The minimum future annual rental commitments are as follows:

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Office and Warehouse Lease (continued)

2013	16,720
2014	18,720

Total annual lease commitments	$35,440

Vehicle Leases

The Company entered into twenty-four month lease agreements to finance certain vehicles during the year of 2012 with a bargain purchase option of $1. As such, the Company has accounted for these transactions as capital leases, assuming an imputed 5% annual interest rate. Future lease payments related to this capital lease as of December 31, 2012 are as follows;

Total rental payments	$64,391
Less: Discount at 5%	(5,969)

Principal balance	$58,422

Future discounted principal payments over the term of this lease are as follows;

2013	37,682
2014	20,740
Total	$58,422

Additionally, the Company has leases on a month to month basis which are cancelable at any time with payments totaling $6,654.

Because our contracts are with government entities, our business is subject to a number of risks, including global economic developments, wars, political and economic instability, election results, changes in the tax and regulatory environments, foreign exchange rate volatility and fluctuations in government spending. Because our client is the State of California with a variable and uncertain budget, the amount of business that we might receive from the entities may vary from year to year, regardless of the perceived quality of our business. Moreover, competitive bidding for government contracts presents a number of risks that are not typically present in the commercial contracting process, including:

●	the need to devote substantial time and attention of our management team and key personnel to the preparation of bids and proposals for contracts that may not be awarded to us; and
●
the expenses that we might incur and the delays and revenue loss that we might suffer if our competitors protest or challenge contract awards made to us pursuant to competitive bidding. Such a protest or challenge could result in the resubmission of bids based on modified specifications, or in the termination, reduction or modification of the awarded contract.

If we are unable to consistently win new government contract awards over an extended period, or if we fail to anticipate all of the costs and resources that will be required to secure such contract awards, our growth strategy and our business, financial condition and operating results could be materially adversely affected.

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Financial Statements
December 31, 2012 and 2011

NOTE 11 – SIGNIFICANT TRANSACTIONS

On June 21, 2011 the Company has entered into a purchase agreement with Michael J. Sullivan Sole Proprietorship (“MJS”) to acquire all of MJS’ agreement, rights, benefits, and payments relating to various contracts for $2,000 and awarded 10,000 shares of the Company’s common stock as well a management position within the Company. The purchase agreement does not prevent MJS to withdraw at any time or have the same various contracts sold to a third party.

Michael J Sullivan is a related party to the Company as he was originally awarded the contracts. He sold the contracts to IHS for $2000 and a management position with the company as he did not have the resources to perform the contracts without the Company.

The Company purchased from Michael Sullivan several service contracts these contracts are substantially similar and are for on-call, as needed maintenance and repair of traffic operations systems networks. Specifically, the contracts call for Intelligent Highway to provide on an on-call hourly rate, as needed basis, all labor, equipment, materials, and incidentals necessary for the maintenance of the communication infrastructure systems, network systems and associated equipment. The maintenance will apply to voice, video, and data communications equipment and all facilities used to connect the Traffic Operation System (TOS) field elements to the Transportation Management Center (TMC). All of the contracts require the contractor to be properly licensed in accordance with the laws of the State of California and require a C-10 Electrical Contractor License or a combination of a Class A – General Engineering Contractor License and a C-7 Low Voltage System Contractor License.

There are several risks associated with this arrangement. First, the customer may find that these contracts were not legally transferrable by Michael Sullivan. However, we have not had any issue to date with the assignability of these contracts, but we have not received a formal legal opinion as to our rights and liabilities under these contracts. Second, under California law, we may be found to be an expatriate corporation in violation of the original contract between the customer and Michael Sullivan. California Public Contract Code Section 10286.1 defines Expatriate Corporation and disallows expatriate corporations from entering into procurement contracts with the State of California. Again, as a Nevada corporation, we have had no issue with the current arrangement, whereby we are performing the work called for by the contracts, in lieu of Michael J. Sullivan, but we have not received a formal legal opinion as to our rights and liabilities as such.

NOTE 12 – CONCENTRATION OF RISK

The Company had one customer who accounted for 100% of revenues for the periods ended December 31, 2012 and 2011.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2012 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. The Company determined that it does not have any additional subsequent event requiring recording or disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and Interim CFO have determined and concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2012:

(1)
Lack of an independent audit committee or audit committee financial expert. Although our board of directors serves as the audit committee it has no independent directors. Further, we have not identified an audit committee financial expert on our board of directors. These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

(2)	We do not have sufficient experience from our accounting personnel with the requisite U.S. GAAP public company reporting experience that is necessary for adequate controls and procedures.

Our management determined that these deficiencies constituted material weaknesses.

Due to our small size, we were not able to immediately take any action to remediate these material weaknesses but plan to address these items in the near future. Notwithstanding the assessment that our Internal Controls over Financial Reporting was not effective and that there were material weaknesses identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of April 19, 2013.

Name	Age	Position
David D. Singer	63	President and Director
Devon Jones	34	Chief Executive Officer and Director
Philip Kirkland	48	Chief Financial Officer, Chief Operating Officer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

David D. Singer is the President and Chief Technology Officer (CTO) of the Intelligent Highway Solutions, Inc. From 2009 to 2011, he served as the CEO of American Control Technologies, a privately held company. From 2007 to 2009 he was President of Homeland Security Corporation (OTC: HSCC). From 2004 to 2007, he served as the COO of Tarallax, a privately held company. Mr. Singer’s service as President of Homeland Security Corporation has given him the requisite experience needed to serve as an officer and director of the Company.

Devon Jones is the Chief Executive Officer (CEO) of the Company.   From June 2002 to November 2006, Mr. Jones served as the CEO of Connect One Communications, a telecom provider. He has a variety of electrical service certifications and has the requisite knowledge and skill in the electrical service industry which led to the conclusion that he should serve as a director of the Company.

Philip Kirkland is the Chief Operating Officer (COO) and Chief Financial Officer (CFO) of the Company. He founded Kid Conduit, Inc., a privately held business in 1996. He has a variety of electrical service certifications including an electrical contractor’s license which led to the conclusion that he should serve as a director of the Company.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Code of Ethics

We do not have a code of ethics that applies to our officers, employees and directors.

Corporate Governance

The business and affairs of the company are managed under the direction of our board. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholders meetings. All communications from stockholders are relayed to the members of the board of directors.

Role in Risk Oversight

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Item 11. Executive Compensation.

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2012 and 2011.  No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)
David D. Singer	2012	$0	$0	$0	$0	$0	$24,091(1)	$24,091
President and Chief Technology Officer	2011	$14,435	$0	$0	$0	$0	$4,500	$18,935

Devon Jones	2012	$50,000	$0	$0	$0	$0	$156,720(2)	$206,720
Chief Executive Officer	2011	$77,472	$0	$0	$0	$0	$0	$77,472

Philip Kirkland	2012	$50,000	$0	$0	$0	$0	$146,220(3)	$196,220
COO and Chief Financial Officer	2011	$84,482	$0	$0	$0	$0	$0	$84,482

1.	This amount is for consulting services that were paid to Mr. Singer’s entity AWS Services, Inc..

2.
This amount includes the following: (i) 116,220 pursuant to Mr. Kirkland’s consulting agreement and (ii) $30,000 for his yearly car allowance.  Compensation in the amount of $71,557.75 has accrued, but has not been paid.

3.
This amount includes the following: (i) $126,720 pursuant to Mr. Jones’ consulting agreement and (ii) $30,000 for his yearlycar allowance. Compensation in the amount of $87,530.75 has accrued, but has not been paid.

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards for the year ended December 31, 2012.

Compensation of Directors

The Company has not compensated any of its directors for service on the Board of Directors. Management directors are not compensated for their service as directors; however they may receive compensation for their services as employees of the Company. The compensation received by our management directors is shown in the “Summary Compensation Table” above.

Employment Agreements

On January 1, 2012, we entered into an employment agreement with our Chief Financial Officer, Philip Kirkland.  Pursuant to the agreement, Mr. Kirkland’s employment will be for a term of three (3) years, unless removed earlier, and be compensated with an annual base salary of $50,000.

On January 1, 2012, we entered into an employment agreement with our Chief Executive Offier, Devon Jones.  Pursuant to the agreement, Mr. Jones’s employment will be for a term of three (3) years, unless removed earlier, and be compensated with an annual base salary of $50,000.

Consulting Agreements

On April 22, 2011, we entered into a consulting agreement with Philip Kirkland to provide advisory, consulting and other services in relation to the Company’s operations.  Pursuant to the agreement, Mr. Kirkland was paid a monthly consulting fee of $10,560, which continued until the termination of the agreement on December 31, 2012.

On April 22, 2011, we entered into a consulting agreement with Devon Jones to provide advisory, consulting and other services in relation to the Company’s operations.  Pursuant to the agreement, Mr. Jones was paid a monthly consulting fee of $9,685, which continuing until the termination of the agreement on December 31, 2012.

We do not have any other employment agreements with our officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 19, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 19, 2013. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 19, 2013 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 8 Sky Light Court, Sacramento, CA 9582.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (1)
5% Shareholders
SCS, LLC	4,090,000	(2)	39.3%
LRK Holdings, LLC	4,090,000	(3)	39.3%
AWS Services, Inc.	1,000,000	(4)	9.6%
Emerging Markets Consultant, LLC	750,000		7.2%
Directors and Executive Officers
David D. Singer	1,000,000		9.6%
Devon Jones	4,090,000		39.3%
Philip Kirkland	4,090,000		39.3%
All directors and officers as a group (3 people)	9,180,000		88.2%

(1)	Based on 10,404,666 shares of common stock issued and outstanding as of April 19, 2013.

(2)	The beneficial owner of SCS, LLC is Devon Jones.
(3)	The beneficial owner of LRK Holdings, LLC is Philip Kirkland.

(4)	The beneficial owner of AWS Services, Inc. is David D. Singer.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have engaged an entity controlled by David Singer, a director of the Company to perform consulting services related to the development of new technologies. Payments to this party totaled $24,091 and $13,447 during the periods ended December 31, 2012 and 2011.

On June 21, 2011, the Company entered into a Purchase Agreement with Michael J. Sullivan Sole Proprietorship (“MJS”) to acquire all of MJS’ agreement, rights, benefits, and payments relating to various contracts between MJS and the State of California for $2,000. The Purchase Agreement does not prevent MJS to withdraw at any time or have the same various contracts sold to a third party.  However, if MJS decides to sell these contracts to another party, the Company has a cause of action to sue MJS for breach of contract under the Purchase Agreement.

Furthermore, the Company hired Mr. Sullivan to be the Contract Coordinator for the Transportation Operations System Network (the “Employment Agreement”).  The Company will issue Mr. Sullivan 100,000 shares in consideration for his work as Contract Coordinator.  Prior to Mr. Sullivan’s employment, the Company awarded 10,000 shares of the Company’s common stock to Mr. Sullivan for his services rendered prior to the execution of the Employment Agreement.

On April 29, 2011, the Company received a loan in the amount of $62,500 from Kenneth K. Polk, a related party. The loan is secured by the Caltrans agreements and bears a simple interest of 2.5% per month to be paid monthly for previous month’s outstanding principal. On September 27, 2011 the loan amount was increased to $100,000.  The loan was originally due on March 30, 2012, was extended to September 30, 2012, and the Company has further extended the term of the note to February 28, 2013.  Kenneth K. Polk purchased 10,000 shares of the Company’s common stock pursuant to a private placement subscription agreement issued under an exemption to registration.

On June 17, 2011, the Company received a loan in the amount of $65,000 from Innovest, LLC (“Innovest”), a related-party. The loan is unsecured, bears a simple interest of 1.5% per month to be paid monthly for the previous month’s outstanding principal, and required the issuance of 40,000 shares of the Company’s common stock. The loan was originally due on December  17, 2011.  The note was then extended to June 17, 2012 in exchange for 20,000 shares of the Company’s common stock.  The note was then, extended to December 17, 2012 and the Company issued Innovest 20,000 shares of the Company’s common stock as extension fees.  The note has been extended to March 17, 2013 and Innovest is not asking for any more extension fees. As of December 31, 2011, $5,400 in interest has been paid with no interest accrued. Our Chief Executive Officer, Devon Jones, and our Chief Financial Officer and Chief Operating Officer, Philip Kirkland, have personally guaranteed this loan.  Originally, the Company intended to list the Company’s common stock on the Frankfurt Stock Exchange.  If the Company listed its stock on this exchange, then Innovest would be issued 0.4% of total shares of common stock listed or 100,000 shares of common stock.  However, after further due diligence and review, the Company decided that it was not in the best interests of the Company and its shareholders to list on this foreign exchange.  The Company is not required to issue any other stock to Innovest. Innovest also was issued an aggregate amount of 80,000 shares of the Company’s common stock as loan fees pursuant to a loan agreement on June 17, 2011 for 40,000 shares, a loan agreement on December 17, 2011 for 20,000 and a loan agreement on March 15, 2011 for 20,000 shares.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Messrs. Jones, Singer, and Kirkland are not considered independent because they are employees of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2012 and 2011, we were billed approximately $16,000 and $15,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2012 and 2011.

Tax Fees

We were billed $250 and $0 during the years ended December 31, 2012 and 2011 for tax compliance, advice and filings.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2012 and 2011.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or

-
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees was pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-[1] through F-[15] of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on June 25, 2012.
3.2	By-Laws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on June 25, 2012.
4.1
Promissory Note dated June 17, 2011, with three addendums, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on October 18, 2012.

4.2
Promissory Note dated April 29, 2011 with Addendum, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 15, 2012.

4.3
Promissory Note dated November 21, 2011, for Byrd & Company, LLC, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on October 18, 2012.

4.4	Promissory Note dated December 15, 2011, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 15, 2012.
4.5
Promissory Note dated December 15, 2011 Addendums, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on October 18, 2012.

4.6
Promissory Note dated April 29, 2011 Addendum, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 15, 2012.

4.7
Promissory Note dated April 29, 2011 Second and Third Addendum,  incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on November 9, 2012.

4.8
Convertible Debenture dated October 19, 2012, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on November 9, 2012.

10.1
Nine Cover Pages to the Standard Agreement with the State of California, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on October 18, 2012.

10.2
Development Agreement between American Water Solutions, Inc. and Intelligent Highway Solutions, Inc., dated May 8, 2012, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on June 25, 2012.

10.3
Purchasing Agreement between Michael J. Sullivan and Intelligent Highways Solutions, Inc. dated June 21, 2011, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on June 25, 2012.

10.4
Factoring Agreement between Michael J. Sullivan and Avalon Funding Corporation, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on June 25, 2012.

10.5
56A0298 Contract between the State of California and Michael J. Sullivan, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on June 25, 2012.

10.6
Copy of Intelligent Highways Solutions, Inc. C-10 Electrical Contractor License, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on June 25, 2012.

10.7
Copy of Standard Industrial/Commercial Multi-Tenant Lease, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on June 25, 2012.

10.8
Copy of California Small Business, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on September 17, 2012.

10.9
Copy of Philip Kirkland Employment Agreement, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on September 17, 2012.

10.10
Copy of Devon Jones Employment Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on September 17, 2012.

10.11
Copy of Philip Kirkland Consulting Agreement, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on September 17, 2012.

10.12
Copy of Devon Jones Consulting Agreement, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on September 17, 2012.

10.13
Addendum to Development Agreement between American Water Solutions, Inc. and Intelligent Highway Solutions, Inc. dated October 4, 2012 incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on November 9, 2012.

10.14
Copy of Michael J. Sullivan Employment Agreement dated October 4, 2012 incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on November 9, 2012.

10.15
Factoring Agreement between Michael J. Sullivan and Interstate Capital Corporation, incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on December 3, 2012.

21.1	List of Subsidiaries – None.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report or purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Date: April 19, 2013	By:	/s/ Devon Jones
Devon Jones
Chief Executive Officer (Principal Executive Officer)

Date: April 19, 2013	By:	/s/ Philip Kirkland
Philip Kirkland
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Devon Jones	Chief Executive Officer and Director	April 19, 2013
Devon Jones	(Principal Executive Officer)

/s/ David D. Singer	President and Director	April 19, 2013
David D. Singer

/s/ Philip Kirkland	Chief Financial Officer, Chief Operating Officer and Director	April 19, 2013
Philip Kirkland	(Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which
Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant has not sent to its stockholders an annual report to security holders covering the registrant’s last fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.