Form 10-Q
period 2013-03-31
Intelligent Highway Solutions, Inc.
filed 2013-05-15
CIK 1549719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File Number: 333-181405

INTELLIGENT HIGHWAY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0680119
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8 Light Sky Court
Sacramento, CA 95828
(Address of principal executive offices( Zip Code)

(916) 379-0324
(Registrant’s telephone number, including area code)

N/A
 (Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of May 15, 2013, there were 10,404,600 shares of common stock, $0.001 par value issued and outstanding.

INTELLIGENT HIGHWAY SOLUTIONS, INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
March 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

UNAUDITED FINANCIAL STATEMENTS

March 31, 2013

Balance Sheets as of March 31, 2013 and December 31, 2012	2
Statement of Operations for the Three Months Ended March 31, 2013 and 2012	3
Statement of Cash Flows for the Three Months Ended March 31, 2013 and 2012	4
Notes to Unaudited Financial Statements	5 - 7

INTELLIGENT HIGHWAY SOLUTIONS
BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,013	$-
Accounts receivable, net of allowance of $17,850	272,516	258,060
Other receivables	-	120
Other current assets	6,005	6,005
Total current assets	279,534	264,185

Property and equipment, net of accumulated depreciation of $9,286 and $8,325	65,067	68,929

Total assets	$344,601	$333,114

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$-	$1,678
Accounts payable	51,080	17,892
Notes payable, related party	318,160	319,560
Other payables	46,681	82,403
Capital lease, current portion	37,682	37,682
Accrued expenses and other liabilities	902,251	744,750
Total current liabilities	1,355,854	1,203,965

Notes payable, net of current portion	100,000	-
Capital lease, net of current portion	11,295	20,740

Total liabilities	1,467,149	1,224,705

Stockholders' deficit
Common stock, $0.00001 par value; 100,000,000 shares authorized; 10,404,666 issued and outstanding at March 31, 2013 and December 31, 2012	104	104
Additional paid-in capital	134,836	134,836
Accumulated deficit	(1,257,488)	(1,026,531)
Total stockholders' deficit	(1,122,548)	(891,591)

Total liabilities and stockholders' deficit	$344,601	$333,114

See accompanying notes to unaudited financial statements.

INTELLIGENT HIGHWAY SOLUTIONS
STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2013	2012
Revenue	$621,230	$466,121
Cost of sales	589,337	352,880
Gross profit	31,893	113,241

Operating expenses
Salaries and wages	67,361	21,209
General and administrative	180,858	181,048
Total operating expenses	248,219	202,257

Income (loss) from operations	(216,326)	(89,016)

Other income (expense)
Interest income	-	-
Interest expense	(14,631)	(10,597)
Total other expense	(14,631)	(10,597)

Income (loss) before income taxes	(230,957)	(99,613)

Provision for income taxes	-	-

Net loss	$(230,957)	$(99,613)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Basic and diluted weighted average shares outstanding	10,404,666	9,447,802

See accompanying notes to unaudited financial statements.

INTELLIGENT HIGHWAY SOLUTIONS
STATEMENT OF CASH FLOWS

	Three months ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(230,957)	$(99,613)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,863	168
Amortization of loan fee	-	1,040
Changes in operating assets and liabilities
Accounts receivable	(14,457)	(8,876)
Other receivables	120	(15,372)
Other current assets	-	1
Accounts payable	33,188	(1,306)
Other payables	(35,722)	5,943
Accrued expenses and other liabilities	157,501	97,170
Net cash used in operating activities	(86,464)	(20,845)

Cash flows from investing activities	-	-

Cash flows from financing activities
Repayment of bank overdraft	(1,678)	-
Repayment of related party notes payable	(1,400)	-
Proceeds from notes payable	100,000	-
Capital lease financing repayments	(9,445)	-
Issuance of common stock for cash	-	10,000
Net cash provided by financing activities	87,477	10,000

Change in cash and cash equivalents	1,013	(10,845)
Cash at beginning of period	-	35,804
Cash at end of period	$1,013	$24,959

Supplemental disclosures of cash flow information
Cash paid for interest	$47,507	$6,251
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Unaudited Financial Statements
March 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows March 31, 2013 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes in the Company's significant accounting policies for the three months ended March 31, 2013 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 4 – RELATED PARTY NOTES PAYABLE

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

On October 30, 2011 the Company received a loan in the amount of $130,000 from Kenneth K. Polk. The loan is unsecured and bears a simple interest of 2.5% per month to be paid monthly for previous month’s outstanding principal. The loan was originally due on March 30, 2012; however, the note’s maturity was extended until September 30, 2012. The Company is negotiating to further extend its maturity date. There was $111,560 or principal due at March 31, 2013 and December 31, 2012.

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Unaudited Financial Statements
March 31, 2013

NOTE 4 – RELATED PARTY NOTES PAYABLE (CONTINUED)

On December 15, 2011 the Company received a loan in the amount of $100,000 from O.K. and B. The loan is unsecured and bears a simple interest of 5% per annum. The loan was originally due on March 15, 2012, however the note’s maturity was extended to September 17, 2012. The Company is negotiating to further extend its maturity date. As of March 31, 2013 and December 31, 2012 the Company has total related party notes payable in the amount of  $318,160 and $319,560 with accrued interest of $15,805 and $48,681.

NOTE 5 – NOTE PAYABLE

On January 24, 2013, the Company entered into a note payable for $100,000. The note accrued interest at 10% per annum and is due in January 2015. The principal and accrued interest may be converted at the option of the holder to common stock at $.30 and no beneficial conversion applies as the conversion rate is greater than the fair market value of our common stock as of the date the note was entered into. There was $100,000 in principal and $1,288 in accrued interest at March 31, 2013.

NOTE 6 – COMMON STOCK

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

As of March 31, 2013 and December 31, 2012, the Company had 10,404,666 common stock shares issued and outstanding.

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

The following is a reconciliation of basic and diluted earnings per share for the periods ended March 31, 2013 and 2012:

	Three minths ended March 31,
	2013	2012
Numerator:
Net loss available to common shareholders	$(230,957)	$(99,613)
Denominator:
Weighted average shares outstanding - basic:	10,404,666	9,447,802
Net loss per share - basic and dilluted	$(0.02)	$(0.01)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2013 and December 31, 2012, the Company has accrued $505,110 and $488,557 in payroll tax liabilities. The payment of these liabilities has not been made due to our limited profitability. Due to the uncertainty regarding our future profitability, it is difficult to predict our ability to pay these liabilities. As a result, a federal tax lien has been levied that will have to be satisfied.

Office and Warehouse Lease

The Company is required under the terms of the rental lease to make monthly lease payments.

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Unaudited Financial Statements
March 31, 2013

NOTE 7 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Office and Warehouse Lease (continued)

The Company’s property lease is for an initial period of thirteen months from October 2011 and may be extended in thirteen-month increments for up to a total term of twenty-six months. The Company may not terminate this lease prior to the agreed upon termination date. The minimum future annual rental commitments are as follows:

2013	$10,540
2014	18,720

Total annual lease commitments	$29,260

Vehicle Leases

The Company entered into twenty-four month lease agreements to finance certain vehicles during the year of 2012 with a bargain purchase option of $1. As such, the Company has accounted for these transactions as capital leases, assuming an imputed 5% annual interest rate. Future lease payments related to this capital lease as of March 31, 2013 are as follows;

Total rental payments	$54,224
Less: Discount at 5%	(5,227)

Principal balance	$48,977

Future discounted principal payments over the term of this lease are as follows;

2013	28,257
2014	20,740
Total	$48,997

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

NOTE 8 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Payroll liabilities	$824,045	$701,926
Other accrued liabilities	78,206	42,824
Total accrued expenses and other liabilities	$902,251	$744,750

NOTE 9 – SUBSEQUENT EVENTS

On April 24, 2013, the Company was informed that Mr. Michael Sullivan received notice on the same day from the Division of Procurement and Contracts of the California Department of Transportation (“Caltrans”) that Caltrans is terminating the nine Caltrans contracts (the “Agreements”), dated as of June 1, 2011, between Michael J. Sullivan Communications and Caltrans effective upon receipt of the notice pursuant to its right to terminate the Agreement upon thirty (30) days notice (the “Termination”).  On June 21, 2011, the Company purchased the Agreements from Mr. Sullivan.  Pursuant to Agreements, the Company provided on-call, as needed, maintenance and repair of Caltrans’ Traffic Operations System Network.

As a result of the Termination, the Company is negotiating with Caltrans to enter into a new agreement to perform the same services as agreed upon in the Agreements. However, as of the date hereof, the Company has not entered into an agreement and cannot make any assurance that an agreement will be executed.

No material relationship exists between the Company and Caltrans, except in connection with the Agreements.

The Company has evaluated subsequent events through the date of this filing and determined there are no additional events to disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

Subsequent Events

On April 24, 2013, the Company was informed that Mr. Michael Sullivan received notice on the same day from the Division of Procurement and Contracts of the California Department of Transportation (“Caltrans”) that Caltrans is terminating the nine Caltrans contracts (the “Agreements”), dated as of June 1, 2011, between Michael J. Sullivan Communications and Caltrans effective upon receipt of the notice pursuant to its right to terminate the Agreement upon thirty (30) days notice (the “Termination”).  On June 21, 2011, the Company purchased the Agreements from Mr. Sullivan.  Pursuant to Agreements, the Company provided on-call, as needed, maintenance and repair of Caltrans’ Traffic Operations System Network.

As a result of the Termination, the Company is negotiating with Caltrans to enter into a new agreement to perform the same services as agreed upon in the Agreements. However, as of the date hereof, the Company has not entered into an agreement and cannot make any assurance that an agreement will be executed.

No material relationship exists between the Company and Caltrans, except in connection with the Agreements.

Results of Operations

Revenues: Revenues for the three months ended March 31, 2013 were $621,230 compared to $466,121 for the same period in 2012. The increase of approximately 33% is the result of the increased need to maintain the Tonset systems. The increased labor hours required resulted in more billable hours and higher revenues. It additionally increased our labor costs to carry out the contracts.

Operating Expenses: Operating expenses for the three months ended March 31, 2013 were $248,219 compared to $202,257 for the same period in 2012. The increase of approximately 23% is the result of rising utility costs, professional fees incurred in connection with our 10K filing for the year ended December 31, 2012 and additional administrative costs.

Net Loss: Net loss for the three months ended March 31, 2013 was $230,957 compared to $99,613 for the same period in 2012. The increase of approximately 132% is the result of lower gross margin in 2013 compared to 2012 combined with increased operating costs.

Liquidity and Capital Resources

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

Recent Accounting Pronouncements

Critical Accounting Policies

There have been no changes in the Company's significant accounting policies for the three months ended March 31, 2013 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 4.	Controls and Procedures.

Disclosure of controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of March 31, 2013 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.
We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended March 31, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.
We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in internal controls over financial reporting.

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.         Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.      Risk Factors.

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.         Defaults Upon Senior Securities.

None

Item 4.         Mine Safety Disclosures.

Not applicable

Item 5.         Other Information

None

Item 6.         Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Date: May 15, 2013	By:	/s/ Devon Jones
Devon Jones
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Philip Kirkland
Philip Kirkland
Chief Financial Officer (Principal Financial and Accounting Officer)