Form 10-Q/A
period 2013-03-31
Intelligent Highway Solutions, Inc.
filed 2013-05-23
CIK 1549719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File Number: 333-181405

INTELLIGENT HIGHWAY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0680119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 16, 2013, there were 10,404,600 shares of common stock, $0.001 par value issued and outstanding.

 Explanatory Note

This Amendment No. 1 (this "Amendment") to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, originally filed with the Securities and Exchange Commission on May 15, 2013 (the "Original Form 10-Q"), is being filed solely to furnish the exhibits listed in the Exhibit Index hereto, which provide certain items from the Original Form 10-Q formatted in eXtensible Business Reporting Language ("XBRL"). This Amendment is being filed within the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Original Form 10-Q except for the furnishing of the exhibits described above. This Amendment does not reflect subsequent events occurring after the date of the Original Form 10-Q or modify or update any disclosures set forth in the Original Form 10-Q.

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Date: May 23, 2013	By:	/s/ Devon Jones
Devon Jones
Chief Executive Officer (Principal Executive Officer)

Date: May 23, 2013	By:	/s/ Philip Kirkland
Philip Kirkland
Chief Financial Officer (Principal Financial and Accounting Officer)