Form 10-Q
period 2013-06-30
Intelligent Highway Solutions, Inc.
filed 2013-08-22
CIK 1549719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of August 15, 2013, there were 10,429,666 shares of common stock, $0.0001 par value issued and outstanding.

INTELLIGENT HIGHWAY SOLUTIONS, INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
JUNE 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

UNAUDITED FINANCIAL STATEMENTS

June 30, 2013

Balance Sheets as of June 30, 2013 and December 31, 2012	4
Statement of Operations for the Three and Six Months Ended June 30, 2013 and 2012	5
Statement of Cash Flows for the Six Months Ended June 30, 2013 and 2012	6
Notes to Unaudited Financial Statements	7

INTELLIGENT HIGHWAY SOLUTIONS
BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$92,123	$-
Accounts receivable, net of allowance of $17,850	238,235	258,060
Other receivables	113,129	120
Other current assets	9,352	6,005
Total current assets	452,839	264,185

Property and equipment, net of accumulated depreciation of $16,050 and $8,325	61,204	68,929

Total assets	$514,043	$333,114

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$-	$1,678
Accounts payable	38,146	17,892
Notes payable, current portion	299,971	319,560
Derivative liability	86,283	-
Other payables	54,586	82,403
Capital lease, current portion	39,427	37,682
Accrued expenses and other liabilities	753,645	744,750
Total current liabilities	1,272,058	1,203,965

Convertible notes payable, net of discounts of $574,281 and $0	135,719	-
Capital lease, net of current portion	-	20,740

Total liabilities	1,407,777	1,224,705

Stockholders' deficit
Common stock, $0.00001 par value; 100,000,000 shares authorized; 10,429,666 and 10,404,666 issued and outstanding at June 30, 2013 and December 31, 2012	104	104
Additional paid-in capital	751,086	134,836
Accumulated deficit	(1,644,924)	(1,026,531)
Total stockholders' deficit	(893,734)	(891,591)

Total liabilities and stockholders' deficit	$514,043	$333,114

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS
STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Revenue	$291,247	$477,679	$912,477	$943,800
Cost of sales	201,432	366,652	790,769	719,532
Gross profit	89,815	111,027	121,708	224,268

Operating expenses
Salaries and wages	59,856	61,114	127,217	98,985
General and administrative	274,199	160,827	455,057	352,610
Total operating expenses	334,055	221,941	582,274	451,595

Income (loss) from operations	(244,240)	(110,914)	(460,566)	(227,327)

Other income (expense)
Interest income	-	-	-	-
Loss on derivative fair value adjustment	(16,283)	-	(16,283)	-
Interest expense	(126,913)	(9,955)	(141,544)	(20,552)
Total other expense	(143,196)	(9,955)	(157,827)	(20,552)

Loss before income taxes	(387,436)	(120,869)	(618,393)	(247,879)

Provision for income taxes	-	-	-	-

Net loss	$(387,436)	$(120,869)	$(618,393)	$(247,879)

Basic and diluted loss per common share	$(0.04)	$(0.01)	$(0.06)	$(0.03)

Basic and diluted weighted average shares outstanding	10,404,666	10,351,047	10,404,666	9,899,425

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS
STATEMENT OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2013	2012
		(Restated)
Cash flows from operating activities
Net loss	$(618,393)	$(247,879)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	3,440
Common stock issued as loan origination fee	6,250	-
Depreciation	7,725	336
Amortization of loan fee	-	1,221
Loss on derivative fair value adjustment	16,283	-
Excess derivative liability charged to interest	40,000	-
Amortization of debt discount	65,719	-
Changes in operating assets and liabilities
Accounts receivable	19,825	(44,830)
Other receivables	(113,009)	(19,906)
Other current assets	(3,347)	(36,057)
Accounts payable	8,695	87,404
Other payables	(27,817)	(2,026)
Accrued expenses and other liabilities	8,895	186,014
Net cash used in operating activities	(589,174)	(72,283)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from (repayment of) bank overdraft	(1,678)	1,271
Repayment of related party notes payable	-	(6,792)
Proceeds from convertible notes payable	710,000	-
Proceeds from notes payable	20,000	-
Repayments of notes payable	(28,030)	-
Capital lease financing repayments	(18,995)	-
Issuance of common stock for cash	-	42,000
Net cash provided by financing activities	681,297	36,479

Change in cash and cash equivalents	92,123	(35,804)
Cash at beginning of period	-	35,804
Cash at end of period	$92,123	$-

Supplemental disclosures of cash flow information
Cash paid for interest	$11,438	$6,251
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Debt discount on convertible notes (beneficial conversion feature)	$610,000	$-
Derivative valuation	30,000

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Unaudited Condensed Financial Statements
June 30, 2013

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

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2013 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Unaudited Condensed Financial Statements
June 30, 2013

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts, is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. Balances of each asset class as of June 30, 2013 and December 31, 2012 were:

	June 30, 2013	December 31, 2012
Machinery and equipment	$2,149	$2,149
Furniture and fixtures	1,210	1,210
Vehicles	73,895	73,895
Sub Total	$77,254	$77,254

Accumulated depreciation	(16,050)	(8,325)
Total	$61,204	$68,929

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Unaudited Condensed Financial Statements
June 30, 2013

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Payables

The Company had other payables consisting of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Interest	$23,710	$48,681
Income tax	-	800
Sales Tax	-	2,046
Other	30,876	30,876
Total	$54,586	$82,403

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of June 30, 2013.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of June 30, 2013, the Company has assets and liabilities in cash, various receivables, property and equipment, and various payables. Management believes that they are being presented at their fair market value.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

Reclassifications

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation. These reclassifications related to notes payable where prior periods had incorrectly shown certain notes as being related party whereas they were not.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the six months ended June 30, 2013, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 2,510,097 such potentially dilutive shares excluded as of June 30, 2013.

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Unaudited Financial Statements
June 30, 2013

NOTE 5 - FAIR VALUE MEASUREMENTS

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy.  The following table presents information about the Company’s liabilities measured at fair value as of June 30, 2013 and December 31, 2012:
	Level 1	Level 2	Level 3	Fair Value at June 30, 2013
Liabilities
Derivative Liability	-	-	$86,283	$86,283

	Level 1	Level 2	Level 3	Fair Value at December 31, 2012
Liabilities
Derivative Liability	-	-	-	-

The fair value changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), relate solely to the derivative liability as follows:

Balance at December 31, 2012	$-
Derivative liability recorded	70,000
Fair value adjustment	16,283
Balance at June 30, 2013	$86,283

NOTE 6 – NOTES PAYABLE

On June 17, 2011 the Company received a loan in the amount of $65,000 from Innovest, LLC (“Innovest”). The loan is unsecured and bears a simple interest of 1.5% per month to be paid monthly for the previous month’s outstanding principal. The loan was due on June 17, 2012; however, the Company obtained an extension to March 13, 2013 and is currently in negotiations to extend the maturity date.   Our Chief Executive Officer, Devon Jones, and our Chief Financial Officer and Chief Operating Officer, Philip Kirkland, have personally guaranteed this loan. There was $62,042 and $65,000 in principal plus accrued interest of $1,377 and $4,383 due at June 30, 2013 and December 31, 2012.

On October 30, 2011 the Company received a loan in the amount of $130,000 from Kenneth K. Polk. The loan is unsecured and bears a simple interest of 2.5% per month to be paid monthly for previous month’s outstanding principal. The loan was originally due on March 30, 2012; however, the note’s maturity was extended until September 30, 2012.  The Company is negotiating to further extend its maturity date. There was $100,000 and $111,560 in principal plus accrued interest of $5,206 and $428 due at June 30, 2013 and December 31, 2012.

On November 21, 2011 the Company received a loan in the amount of $27,000 from Byrd & Company LLC, Emerging Markets Consulting LLC, and Douglas S. Hackett ($9,000 from each party). The loan is unsecured and bears a simple interest of 12% per annum to be amortized in 6 equal installments of principal and interest commencing January 1, 2012 through June 1, 2012. Our Chief Executive Officer, Devon Jones, and our Chief Financial Officer and Chief Operating Officer, Philip Kirkland, have personally guaranteed this loan.  On March 1, 2012, the Company issued Emerging Markets Consulting, LLC shares of common stock equivalent to $19,000, $10,000 for cash and $9,000 in satisfaction of the outstanding loan.  Accordingly, the loan from Emerging Markets Consulting, LLC is no longer outstanding.  Additionally, the Company is in negotiations to extend the maturity date of the note from Byrd & Company has been extended to November 1, 2012.  Also, the Company is negotiating to amend or extend the terms of the remaining amount of the note from Douglas S. Hackett. There was $9,000 and $13,000  in principal plus accrued interest of $1,377 and $4,383 due at June 30, 2013 and December 31, 2012.

On December 15, 2011 the Company received a loan in the amount of $100,000 from O.K. and B. The loan is unsecured and bears a simple interest of 5% per annum. The loan was originally due on March 15, 2012, however the note’s maturity was extended to September 17, 2012.  The Company is negotiating to further extend its maturity date. There was $78,929 and $100,000 in principal plus accrued interest of $335 with prepaid interest of $1,458 at June 30, 2013 and December 31, 2012.

On April 10, 2013, the Company received a loan totaling $20,000 from an unrelated party. The note bears no interest and has a maturity date of June 9, 2013. There was $20,000 and $0 in principal and no accrued interest due at June 30, 2013 and December 31, 2012. This note was repaid in full during August 2013.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On October 26, 2012, the Company received a loan totaling $30,000 from an unrelated party. The note bears interest at 10% per annum and had an original maturity date of April 26, 2013; however, the Company is in negotiations to extend the maturity date. There was $30,000  in principal plus accrued interest of $2,030 and $542 at June 30, 2013 and December 31, 2012. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30.

During the six months ended June 30, 2013, the Company entered into debt agreements with various individuals to borrow a total of $710,000. The notes accrue interest at 10% per annum and are due in are due in full between January and June 2015 with no repayments due before maturity. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30. The notes entered into after April 1, 2013 each had a beneficial conversion feature as the conversion rate in the note was less than the trading price of our common stock. The beneficial conversion features of each note created a debt discount which will be amortized to interest expense over the term of the note. In the instance a note is paid in full prior to the maturity date, the remaining debt discount will be recognized as interest expense on the repayment date.

	Maturity Date	Principal	Debt Discount	Carrying Amount	Accrued Interest
Note holder 1	1/24/2015	$100,000	$-	$100,000	$3,781
Note holder 2	4/26/2015	60,000	(54,658)	5,342	1,101
Note holder 3	5/3/2015	25,000	(23,014)	1,986	397
Note holder 4	5/9/2015	100,000	(92,055)	7,945	1,589
Note holder 4	5/31/2015	50,000	(47,877)	2,123	411
Note holder 5	5/17/2015	50,000	(46,986)	3,014	712
Note holder 6	5/30/2015	100,000	(92,877)	7,123	1,425
Note holder 7	5/9/2015	50,000	(46,438)	3,562	712
Note holder 8	5/9/2013	50,000	(46,438)	3,562	658
Note holder 10	6/7/2015	25,000	(24,212)	788	158
Note holder 11	7/1/2015	100,000	(99,726)	274	55
Note holder 12	4/26/14	30,000	-	30,000	2,030
Total		$740,000	$(574,281)	$135,719	$13,029

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Unaudited Financial Statements
June 30, 2013

NOTE 8– RELATED PARTYTRANSACTIONS

We have engaged an entity controlled by the director of the Company to perform consulting services related to the development of new technologies. Payments to this party totaled $9,775 and $21,971 during the six months ended June 30, 2013 and 2012. As of June 30, 2013, there is no balance due to these related parties.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2013 and December 31, 2012, the Company had accrued $488,157 and $488,557 in payroll tax liabilities.  The payment of these liabilities has not been made due to our limited profitability.  Due to the uncertainty regarding our future profitability, it is difficult to predict our ability to pay these liabilities.   As a result, a federal tax lien has been levied that will have to be satisfied.

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

The Company’s property lease is for an initial period of thirteen months from October 2011 and may be extended in thirteen-month increments for up to a total term of twenty-six months. The Company may not terminate this lease prior to the agreed upon termination date. The minimum future annual rental commitments are as follows:

2013	8,360
2014	18,720
Total annual lease commitments	$27,080

Vehicle Leases

The Company entered into twenty-four month lease agreements to finance certain vehicles during the year of 2012 with a bargain purchase option of $1. As such, the Company has accounted for these transactions as capital leases, assuming an imputed 5% annual interest rate. The balance of the capital lease at June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
Total rental payments	$44,057	$64,391
Less: Implied interest at 5%	(4,630)	(5,969)
Principal balance	$39,427	$58,422

Future discounted principal payments over the term of this lease are as follows;

2013	$19,543
2014	19,884
Total annual lease commitments	$39,247

Additionally, the Company has leases on a month to month basis which are cancelable at any time with payments totaling $6,654.

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Unaudited Financial Statements
June 30, 2013

NOTE 10 - SIGNIFICANT TRANSACTIONS

On April 24, 2013, Intelligent Highway Solutions, Inc. (the “Company”) was informed that Mr. Michael Sullivan received notice on the same day from the Division of Procurement and Contracts of the California Department of Transportation (“Caltrans”) that Caltrans was terminating the nine Caltrans contracts (the “Agreements”), dated as of June 1, 2011, between Michael J. Sullivan Communications and Caltrans effective upon receipt of the notice pursuant to its right to terminate the Agreement upon thirty (30) days notice (the “Termination”).  On June 21, 2011, the Company purchased the Agreements from Mr. Sullivan.  Pursuant to Agreements, the Company provided on-call, as needed, maintenance and repair of Caltrans’ Traffic Operations System Network.

As a result of the Termination, the Company is negotiating with Caltrans to enter into a new agreement to perform the same services as agreed upon in the Agreements. However, as of the date hereof, the Company has not entered into an agreement and cannot make any assurance that an agreement will be executed. CalTrans accounted for 100% of our revenues during the six months ended June 30, 2013 and 2012 as well as the years ended December 31, 2012 and 2011.

No material relationship exists between the Company and Caltrans, except in connection with the Agreements.

NOTE 11 – COMMON STOCK ISSUANCES

During the six months ended June 30, 2013, the Company resolved to issue 25,000 shares of our common stock valued at $6,250,  to a note holder as debt issue costs agreed to in the debt agreement.

NOTE 12 – DERIVATIVE LIABILITY

As of June 30, 2013 the Company had an $86,283 derivative liability balance on the balance sheet, and for the six months ended June 30, 2013, the Company recorded a $16,283 loss from derivative liability fair value adjustment.  The derivative liability activity comes from convertible notes payable as follows:

As discussed in Note 5 – “Notes Payable”, during 2012, the Company issued an aggregate of $30,000 Convertible Promissory Notes to an unrelated party that matured on April 26, 2013. The Company is currently negotiating an extension of the maturity date and anticipates to successfully do so. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rates of $0.30 per share.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception dates of the note was $70,000.  Of the total, $30,000 was recorded as a debt discount, which is up to but not more than the net proceeds of the notes.  $40,000 was charged to operations as non-cash interest expense. The fair value of $70,000 was recorded as a derivative liability on the balance sheet.

The debt discount for the note was amortized over the term of our stock’s opening trading day to the original maturity, or two days. On June 30, 2013, the Company marked-to-market the fair value of the derivative liabilities related to note and determined an aggregate fair value of $86,283 and recorded a $16,283 loss from change in fair value of derivatives for the six months ended June 30, 2013. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 253%, (3) risk-free interest rate of 0.13%, (4) expected life of 0.82 of a year, and (5) estimated fair value of the Company’s common stock of $1.14 per share.

NOTE 13 - RESTATEMENT

The Company has restated its results for the three and six months ended June 30, 2012 to appropriately reflect additional accrued compensation due to our officers as of June 30, 2012. The net effect on the revised statements of operations for June 30, 2012 are:

	As Reported	Adjustments	As Restated
Three months ended June 30, 2012:
Salaries and wages	$36,569	$24,545	$61,114
General and administrative	137,888	22,939	160,827
Net loss	$73,384	$47,484	$120,869

Six months ended June 30, 2012:
Salaries and wages	$57,279	$41,706	$98,985
General and administrative	319,015	33,675	352,690
Net loss	$172,498	$75,381	$247,879

NOTE 14 – SUBSEQUENT EVENTS

On July 15, 2013, the Company entered into a convertible debt agreement with an unrelated party to borrow $50,000. The note accrues interest at 10% per annum and is due on July 15, 2015 with no payments due prior to maturity. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30.

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

Recent Developments

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

Results of Operations
Revenue

We generate revenue through servicing contracts with CalTrans for the maintenance of the Tosnet system within certain areas of California. The contracts with CalTrans accounted for 100% of revenue during the three and six months ended June 30, 2013 and 2012.

Three months ended June 30, 2013 and 2012
	Three months ended June 30,
	2013	2012	Change
Revenue	$291,247	$477,679	$(186,432)

Revenues for the three months ended June 30, 2013 were $291,247 compared to $477,679 for the same period in 2012. The decrease of approximately 39% is the result of the Company no longer servicing the contracts to maintain the Tosnet systems. The contracts with CalTrans to maintain the Tosnet systems comprised 100% of our revenues during the three months ended June 30, 2013 and 2012. The loss of these contracts during the three months ended June 30, 2013 eliminated our revenue from the termination date forward.
Six months ended June 30, 2013 and 2012

	Six months ended June 30,
	2013	2012	Change
Revenue	$912,477	$943,800	$(31,323)

Revenues for the six months ended June 30, 2013 were $912,477 compared to $943,800 for the same period in 2012. The decrease of approximately 3% is the result of the Company no longer servicing the contracts to maintain the Tosnet systems. The contracts with CalTrans to maintain the Tosnet systems comprised 100% of our revenues during the three months ended June 30, 2013 and 2012. The loss of these contracts during the three months ended June 30, 2013 eliminated our revenue from the termination date forward. The decrease in revenue during the six months ended June 30, 2013 as compared to the same period in 2012 as a percentage when compared to the decrease in revenue as a percentage for the three month periods is the result of our $186,432 decrease during the three month period ended June 30 being offset by the $155,109 increase we experienced during the three months ended March 31, 2013 compared to the same period in 2012.

Cost of Goods Sold

Cost of goods sold consist of the costs associated with maintaining the Tosnet systems. Such costs consist of direct labor and vehicle related costs including maintenance, rental, fuel, insurance and depreciation.

Three months ended June 30, 2013 and 2012

	Three months ended June 30,
	2013	2012	Change
Labor	$142,745	$316,223	$(173,478)
Fuel	21,771	31,920	(10,149)
Vehicle Lease	26,768	16,690	10,078
Other	10,148	1,819	8,329
Total	$201,432	$366,652	$(165,220)

Cost of goods sold for the three months ended June 30, 2013 were $201,432 compared to $366,652 for the same period in 2012. The decrease of $165,220 or approximately 45% is the result of the loss of our contracts with CalTrans to maintain the Tosnet system. As a result of the loss of these contracts, we terminated the employment of the employees previously maintaining the system and incurred fewer costs related to vehicle operation, namely fuel.

Six months ended June 30, 2013 and 2012

	Six months ended June 30,
	2013	2012	Change
Labor	$661,624	$625,024	$36,600
Fuel	54,753	54,270	483
Vehicle Lease	52,040	36,859	15,181
Other	22,352	3,379	18,973
Total	$790,769	$719,532	$71,237

Cost of goods sold for the six months ended June 30, 2013 were $790,769 compared to $719,237 for the same period in 2012. The increase of $71,237 or approximately 10% is the result of increased labor costs during the three months ended March 31, 2013 as we required additional employees to service the CalTrans contracts and additional operating lease and other short term vehicle rental payments.

Operating Expenses

Three months ended June 30, 2013 and 2012

	Three months ended June 30,
	2013	2012	Change
Salaries and wages	$59,856	$61,114	$(1,258)
Professional services	200,108	77,321	122,787
Accounts receivable factoring fees	26,509	27,648	(1,139)
Other	47,582	55,858	(8,276)
Total	$334,055	$221,941	$112,114

Operating expenses for the three months ended June 30, 2013 were $334,055 compared to $221,941 for the same period in 2012. The increase of approximately 51% is the result of additional professional fees incurred in connection with securing $610,000 of convertible notes during the three months ended June 30, 2013. These legal fees were incremental to those incurred during the three months ended June 30, 2012 as there were no such loan agreements entered into during the prior period.

Six months ended June 30, 2013

	Six months ended June 30,
	2013	2012	Change
Salaries and wages	$127,217	$98,985	$28,232
Professional services	366,613	193,846	172,767
Accounts receivable factoring fees	55,684	73,893	(18,209)
Other	32,760	84,871	(52,111)
Total	$582,274	$451,595	$130,679

Operating expenses for the six months ended June 30, 2013 were $582,274 compared to $451,595for the same period in 2012. The increase of approximately 29% is the result of additional professional fees incurred in connection with securing $710,000 of convertible notes during the six months ended June 30, 2013. These legal fees were incremental to those incurred during the six months ended June 30, 2012 as there were no such loan agreements entered into during the prior period. We also experienced a decrease in accounts receivable factoring fees as the result of engaging a new factoring agent between the six months ended June 30, 2012 and the six months ended June 30, 2013.

Other Expenses

Other expenses consist of interest expense on our notes payable and fair value adjustments to our derivative liability.

Three months ended June 30, 2013 and 2012

	Three months ended June 30,
	2013	2012	Change
Interest expense	$126,913	$9,955	$116,958
Loss on derivative fair value adjustment	16,283	-	16,283
Total	$143,196	$9,955	$133,241

Other expenses during the three months ended June 30, 2013 were $143,196 compared to $9,955 for the same period in 2012, The increase of $133,241 or approximately 1,338% was the result of additional non-cash interest expense recognized on the amortization of debt discounts totaling $65,719 during the three months ended June 30, 2013 compared to $0 during the same period in 2012. We also charged a total of $40,000 to interest expense from an excess derivative liability incurred on a convertible note which was not present in the prior period. The $16,283 increase in loss on derivative fair value adjustment during the three months ended  is the result of the change in the fair value of the derivative associated with a convertible note that was not present in 2012.

Six months ended June 30, 2013 and 2012

	Six months ended June 30,
	2013	2012	Change
Interest expense	$141,544	$20,552	$120,992
Loss on derivative fair value adjustment	16,283	-	16,283
Total	$157,827	$20,552	$137,275

Other expenses during the six months ended June 30, 2013 were $157,827 compared to $20,552 for the same period in 2012, The increase of $137,275 or approximately 668% was the result of additional non-cash interest expense recognized on the amortization of debt discounts totaling $65,719 during the six months ended June 30, 2013 compared to $0 during the same period in 2012. We also charged a total of $40,000 to interest expense from an excess derivative liability incurred on a convertible note which was not present in the prior period. The $16,283 increase in loss on derivative fair value adjustment during the six months ended  is the result of the change in the fair value of the derivative associated with a convertible note that was not present in 2012.

Net loss

Three months ended June 30, 2013 and 2012

	Three months ended June 30,
	2013	2012	Change
Net loss	$(387,436)	$(120,869)	$(266,567)
As a percentage of revenue	-133%	-25%	-108%

Net loss for the three months ended June 30, 2013 was $387,436 compared to $120,869 for the same period in 2012. The decrease of $266,567 is the result of reduced revenues from the loss of the Tosnet systems maintenance contracts, increased professional fees as described above and the recognition of non-cash operating and interest expenses associated with debt discounts and derivative liability on certain convertible notes.

Six months ended June 30, 2013 and 2012

	Six months ended June 30,
	2013	2012	Change
Net loss	$(618,393)	$(247,879)	$(370,514)
As a percentage of revenue	-68%	-26%	-42%

Net loss for the three months ended June 30, 2013 was $618,393 compared to $247,879 for the same period in 2012. The decrease of $370,514 is the result of reduced revenues from the loss of the Tosnet systems maintenance contracts, increased cost of goods sold, increased professional fees as described above and the recognition of non-cash operating and interest expenses associated with debt discounts and derivative liability on certain convertible notes.

Liquidity and Capital Resources

As of June 30, 2013, we had cash of $92,123, total current assets of $452,839 and total current liabilities of $1,272,058 creating a working capital deficit of $819,219. Current assets consisted of $92,123 in cash, net accounts receivable of $238,235, other receivables of $113,129 and other current assets totaling $9,352. Current liabilities consisted of accounts payable $38,146, current notes payable of $299,971, a derivative liability of $86,283, other payables of $54,586, current capital lease obligation of $39,427 and accrued expenses and other liabilities of $753,645.

Cash Flows from Operating Activities

Cash flows used in operating activities during the six months ended June 30, 2013 was $589,174 which consisted of a net loss of $618,393, non-cash expenses of $135,977 and negative changes in working capital of $106,758. Net cash used in operating activities during the same period in 2012 was $72,283 which consisted of a net loss of $247,879, non-cash expenses of $4,997 and changes in working capital of $170,599. The change in net cash used in operating activities was primarily due to a decrease in net loss of $370,514, a greater change in other receivables and a lesser change in accounts payable and accrued expenses.

We expect our cash used in operating activities will increase over the next twelve months as we are uncertain of our opportunities to generate revenue in the near term while we will still recognize significant non-cash expenses.

Cash Flows from Investing Activities

We did not use, nor were provided, any cash from investing activities during the six months ended June 30, 2013 or 2012. We expect this to continue during the next twelve months.

Cash Flows from Financing Activities

Cash flows from financing activities during the six months ended June 30, 2013 were $681,297 compared to $36,479 during the same period in 2012. Cash provided by financing activities during the six months ended June 30, 2013 consisted of net proceeds from notes payable of $701,970, the repayment of a bank overdraft of $1,678 and capital lease repayments of $18,995. Cash provided by financing activities during the same period in 2012 consisted of $1,271 in proceeds from a bank overdraft, $6,792 of repayments made on related party notes and cash proceeds from the issuance of common stock totaling $42,000.

During the next twelve months, we anticipate generating additional cash from financing activities from entering into additional debt agreements and the additional issuance of common stock for cash as these activities will be required to fund operations.

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

Recent Accounting Pronouncements

Critical Accounting Policies

There have been no changes in the Company's significant accounting policies for the three months ended June 30, 2013 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of June 30, 2013 our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2013, the Company entered into debt agreements with eleven accredited investors to borrow a total of $710,000. The notes accrue interest at 10% per annum and are due between January and June 2015. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering.

Item 3.         Defaults Upon Senior Securities.

None

Item 4.         Mine Safety Disclosures.

Not applicable

Item 5.         Other Information.

See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" regarding the unregistered sale of equity securities, which is incorporated herein by reference.

Item 6.         Exhibits.

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Date: August 21, 2013	By:	/s/ Devon Jones
Devon Jones
Chief Executive Officer (Principal Executive Officer)

Date: August 21, 2013	By:	/s/ Philip Kirkland
Philip Kirkland
Chief Financial Officer (Principal Financial and Accounting Officer)