Form 10-Q
period 2013-09-30
Intelligent Highway Solutions, Inc.
filed 2013-11-15
CIK 1549719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.
or
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

As of November 14, 2013, there were 10,429,666 shares of common stock, $0.0001 par value issued and outstanding.

INTELLIGENT HIGHWAY SOLUTIONS, INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
SEPTEMBER 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2013

Condensed Balance Sheets as of September 30, 2013 and December 31, 2012	F-1
Condensed Statement of Operations for the Three and Nine Months Ended September 30, 2013 and 2012	F-2
Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2013 and 2012	F-3
Notes to Unaudited Condensed Financial Statements	F-4 - F-11

INTELLIGENT HIGHWAY SOLUTIONS
CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$21,436	$-
Accounts receivable, net of allowance of $0 and $17,850	-	258,060
Other receivables	-	120
Other current assets	8,236	6,005
Total current assets	29,672	264,185

Property and equipment, net of accumulated depreciation of $19,913 and $8,325	57,341	68,929

Total assets	$87,013	$333,114

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$25	$1,678
Accounts payable	35,173	17,892
Notes payable, current portion	249,971	319,560
Convertible notes payable, current portion	30,000	-
Derivative liability	59,070	-
Other payables	85,806	82,403
Capital lease, current portion	29,756	37,682
Accrued expenses and other liabilities	762,137	744,750
Total current liabilities	1,251,938	1,203,965

Convertible notes payable, net of discounts of $566,204 and $0	218,796	-
Capital lease, net of current portion	-	20,740

Total liabilities	1,470,734	1,224,705

Stockholders' deficit
Common stock, $0.00001 par value; 100,000,000 shares authorized; 10,429,666 and 10,404,666 issued and outstanding at September 30, 2013 and December 31, 2012	104	104
Additional paid-in capital	826,086	134,836
Accumulated deficit	(2,209,911)	(1,026,531)
Total stockholders' deficit	(1,383,721)	(891,591)

Total liabilities and stockholders' deficit	$87,013	$333,114

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Revenue	$-	$440,994	$670,553	$1,384,794
Cost of sales	-	338,961	790,769	1,058,493
Gross profit	-	102,033	(120,216)	326,301

Operating expenses
Salaries and wages	58,812	38,174	186,029	145,352
General and administrative	190,337	175,138	632,226	527,747
Total operating expenses	249,149	213,312	818,255	673,099

Loss from operations	(249,149)	(111,279)	(938,471)	(346,798)

Other income (expense)
Interest income	-	1	-	1
Gain on derivative fair value adjustment	27,213	-	10,930	-
Interest expense	(114,295)	(12,584)	(255,839)	(33,136)
Total other expense	(87,082)	(12,583)	(244,909)	(33,135)

Loss before income taxes	(336,231)	(123,862)	(1,183,380)	(379,933)

Provision for income taxes	-	-	-	-

Net loss	$(336,231)	$(123,862)	$(1,183,380)	$(379,933)

Basic and diluted loss per common share	$(0.03)	$(0.01)	$(0.11)	$(0.04)

Basic and diluted weighted average shares outstanding	10,429,666	10,404,666	10,413,182	10,069,068

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2013	2012
		(Restated)
Cash flows from operating activities
Net loss	$(1,183,380)	$(379,933)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	3,440
Common stock issued as loan origination fee	6,250	-
Depreciation	11,588	504
Amortization of loan fee	-	1,221
Gain on derivative fair value adjustment	(10,930)	-
Excess derivative liability charged to interest	40,000	-
Amortization of debt discount	148,796	-
Allowance for doubtful accounts	(17,850)
Changes in operating assets and liabilities
Accounts receivable	275,910	(93,891)
Other receivables	120	5,774
Other current assets	(2,231)	(58,716)
Accounts payable	5,720	143,185
Other payables	3,404	2,625
Accrued expenses and other liabilities	17,387	273,924
Net cash used in operating activities	(705,216)	(101,867)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from (repayment of) bank overdraft	(1,653)	31,355
Repayment of related party notes payable	-	-
Proceeds from convertible notes payable	785,000	-
Proceeds from notes payable	20,000	-
Repayments of notes payable	(48,029)	(7,292)
Capital lease financing repayments	(28,666)	-
Issuance of common stock for cash	-	42,000
Net cash provided by financing activities	726,652	66,063

Change in cash and cash equivalents	21,436	(35,804)
Cash at beginning of period	-	35,804
Cash at end of period	$21,436	$-

Supplemental disclosures of cash flow information
Cash paid for interest	$60,794	$6,251
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Debt discount on convertible notes	$566,204	$-
Derivative valuation	$30,000	$-

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2013

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

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows September 30, 2013 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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
September 30, 2013

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

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts, is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. The Company had bad debt recovery of $13,158 during the nine months ended September 30, 2013 and bad debt expense of $0 during the nine months ended September 30, 2012.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. Balances of each asset class as of September 30, 2013 and December 31, 2012 were:

	September 30, 2013	December 31, 2012
Machinery and equipment	$2,149	$2,149
Furniture and fixtures	1,210	1,210
Vehicles	73,895	73,895
Sub Total	$77,254	$77,254

Accumulated depreciation	(19,913)	(8,325)
Total	$57,341	$68,929

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2013

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Payables

The Company had other payables consisting of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Interest	$54,930	$48,681
Income tax	-	800
Sales Tax	-	2,046
Other	30,876	30,876
Total	$85,806	$82,403

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2013

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements (continued)

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of September 30, 2013.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of September 30, 2013, the Company has assets and liabilities in cash, various receivables, property and equipment, and various payables. Management believes that they are being presented at their fair market value.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the nine months ended September 30, 2013, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 2,825,730 and 0 such potentially dilutive shares excluded as of September 30, 2013 and 2012, respectively.

NOTE 5 - FAIR VALUE MEASUREMENTS

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy.  The following table presents information about the Company’s liabilities measured at fair value as of September 30, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Fair Value at September 30, 2013
Liabilities
Derivative Liability	-	-	$59,070	$59,070

	Level 1	Level 2	Level 3	Fair Value at December 31, 2012
Liabilities
Derivative Liability	-	-	-	-

The fair value changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), relate solely to the derivative liability as follows:

Balance at December 31, 2012	$-
Derivative liability recorded	70,000
Fair value adjustment	(10,930)
Balance at September 30, 2013	$59,070

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2013

NOTE 5 – NOTES PAYABLE

On June 17, 2011 the Company received a loan in the amount of $65,000 from Innovest, LLC (“Innovest”). The loan is unsecured and bears a simple interest of 1.5% per month to be paid monthly for the previous month’s outstanding principal. The loan was due on June 17, 2012; however, the Company negotiated to extend the maturity date   Our Chief Executive Officer, Devon Jones, and our Chief Financial Officer and Chief Operating Officer, Philip Kirkland, have personally guaranteed this loan. There was $62,042 and $65,000 in principal plus accrued interest of $4,161 and $4,383 due at September 30, 2013 and December 31, 2012.

On October 30, 2011 the Company received a loan in the amount of $130,000 from Kenneth K. Polk. The loan is unsecured and bears a simple interest of 2.5% per month to be paid monthly for previous month’s outstanding principal. The loan was originally due on March 30, 2012; however, the note’s maturity was extended until September 30, 2012.  The Company is negotiating to further extend its maturity date. There was $100,000 and $111,560 in principal plus accrued interest of $12,685 and $428 due at September 30, 2013 and December 31, 2012.

On November 21, 2011 the Company received a loan in the amount of $27,000 from Byrd & Company LLC, Emerging Markets Consulting LLC, and Douglas S. Hackett ($9,000 from each party). The loan is unsecured and bears a simple interest of 12% per annum to be amortized in 6 equal installments of principal and interest commencing January 1, 2012 through June 1, 2012. Our Chief Executive Officer, Devon Jones, and our Chief Financial Officer and Chief Operating Officer, Philip Kirkland, have personally guaranteed this loan.  On March 1, 2012, the Company issued Emerging Markets Consulting, LLC shares of common stock equivalent to $19,000, $10,000 for cash and $9,000 in satisfaction of the outstanding loan.  Accordingly, the loan from Emerging Markets Consulting, LLC is no longer outstanding.  Additionally, the Company is in negotiations to extend the maturity date of the note from Byrd & Company has been extended to November 1, 2012.  Also, the Company is negotiating to amend or extend the terms of the remaining amount of the note from Douglas S. Hackett. There was $9,000 and $13,000  in principal plus accrued interest of $4,033 and $3,099 due at September 30, 2013 and December 31, 2012.

On December 15, 2011 the Company received a loan in the amount of $100,000 from O.K. and B. The loan is unsecured and bears a simple interest of 5% per annum. The loan was originally due on March 15, 2012, however the note’s maturity was extended to September 17, 2012.  The Company is negotiating to further extend its maturity date. There was $78,929 and $100,000 in principal plus accrued interest of $1,332 with prepaid interest of $1,458 at September 30, 2013 and December 31, 2012.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On October 26, 2012, the Company received a loan totaling $30,000 from an unrelated party. The note bears interest at 10% per annum and had an original maturity date of April 26, 2013; however, the Company is in negotiations to extend the maturity date. There was $30,000  in principal plus accrued interest of $2,778 and $542 at September 30, 2013 and December 31, 2012. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30.

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2013

NOTE 6 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

During the nine months ended September 30, 2013, the Company entered into debt agreements with various individuals to borrow a total of $785,000. The notes accrue interest at 10% per annum and are due in are due in full between January and June 2015 with no repayments due before maturity. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30. The following table depicts the amounts due for each note as of September 30, 2013:

	Maturity Date	Principal	Debt Discount	Carrying Amount	Accrued Interest
Note holder 1	1/24/2015	$100,000	$-	$100,000	$6,274
Note holder 2	4/26/2015	60,000	(47,096)	12,904	2,597
Note holder 3	5/3/2015	25,000	(19,863)	5,137	1,021
Note holder 4	5/9/2015	100,000	(79,452)	20,548	3,904
Note holder 4	5/31/2015	50,000	(41,576)	8,424	1,671
Note holder 5	5/17/2015	50,000	(40,685)	9,315	1,959
Note holder 6	5/30/2015	100,000	(80,273)	19,727	4,082
Note holder 7	5/9/2015	50,000	(40,137)	9,863	1,959
Note holder 8	5/9/2015	50,000	(40,137)	9,863	1,904
Note holder 9	6/7/2015	25,000	(21,061)	3,939	781
Note holder 10	7/1/2015	100,000	(87,123)	12,877	2,548
Note holder 11	7/15/2024	50,000	(44,726)	5,274	1,055
Note holder 12	8/20/2015	25,000	(24,075)	925	185
Note holder 13	4/26/13	30,000	-	30,000	2,778
Total		$815,000	$(566,204)	$248,796	$32,718

NOTE 7 – RELATED PARTYTRANSACTIONS

We have engaged an entity controlled by the director of the Company to perform consulting services related to the development of new technologies. Payments to this party totaled $12,275 and $23,471 during the nine months ended September 30, 2013 and 2012.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2013 and December 31, 2012, the Company had accrued $488,157 and $488,557 in payroll tax liabilities.  The payment of these liabilities has not been made due to our limited profitability.  Due to the uncertainty regarding our future profitability, it is difficult to predict our ability to pay these liabilities.   As a result, a federal tax lien has been levied that will have to be satisfied.

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2013

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The Company’s property lease is for an initial period of thirteen months from October 2011 and may be extended in thirteen-month increments for up to a total term of twenty-six months. The Company may not terminate this lease prior to the agreed upon termination date. The minimum future annual rental commitments are as follows:

2013	6,180
2014	18,720

Total annual lease commitments	$24,900

Vehicle Leases

The Company entered into twenty-four month lease agreements to finance certain vehicles during the year of 2012 with a bargain purchase option of $1. As such, the Company has accounted for these transactions as capital leases, assuming an imputed 5% annual interest rate. The balance of the capital lease at September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
Total rental payments	$33,890	$64,391
Less: Implied interest at 5%	(4,134)	(5,969)
Principal balance	$29,756	$58,422

Future discounted principal payments over the term of this lease are as follows;

2013	$9,872
2014	19,884
Total annual lease commitments	$29,756

Additionally, the Company has leases on a month to month basis which are cancelable at any time with payments totaling $6,654.

NOTE 9 - SIGNIFICANT TRANSACTIONS

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

As a result of the Termination, the Company is negotiating with Caltrans to enter into a new agreement to perform the same services as agreed upon in the Agreements. However, as of the date hereof, the Company has not entered into an agreement and cannot make any assurance that an agreement will be executed. CalTrans accounted for 100% of our revenues during the nine months ended September 30, 2013 and 2012 as well as the years ended December 31, 2012 and 2011.

No material relationship exists between the Company and Caltrans, except in connection with the Agreements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.
Notes to Unaudited Condensed Financial Statements
September 30, 2013

NOTE 10 – DERIVATIVE LIABILITY

As of September 30, 2013 the Company had an $59,070 derivative liability balance on the balance sheet, and for the nine months ended September 30, 2013, the Company recorded a $10,930 gain from derivative liability fair value adjustment.  The derivative liability activity comes from convertible notes payable as follows:

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

The debt discount for the note was amortized over the term of our stock’s opening trading day to the original maturity, or two days. On September 30, 2013, the Company marked-to-market the fair value of the derivative liabilities related to note and determined an aggregate fair value of $59,070 and recorded a $10,930 gain from change in fair value of derivatives for the nine months ended September 30, 2013. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 113%, (3) risk-free interest rate of 0.07%, (4) expected life of 0.57 of a year, and (5) estimated fair value of the Company’s common stock of $0.87 per share.

NOTE 11 - RESTATEMENT

The Company has restated its results for the three and nine months ended September 30, 2012 to appropriately reflect additional accrued compensation due to our officers as of September 30, 2012. The net effect on the revised statements of operations for September 30, 2012 are:

	As Reported	Adjustments	As Restated
Three months ended September 30, 2012:
Salaries and wages	$24,378	$13,796	$38,174
General and administrative	140,607	34,531	175,138
Net loss	$75,535	$48,327	$123,862

Nine months ended September 30, 2012:
Salaries and wages	$81,657	$63,695	$145,352
General and administrative	456,541	71,206	527,747
Net loss	$248,032	$131,901	$379,933

NOTE 12 – SUBSEQUENT EVENTS

On October 25, 2013, the Company entered into a convertible debt agreement with an unrelated party to borrow $50,000. The note accrues interest at 10% per annum and is due on October 25, 2015 with no payments due prior to maturity. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30.

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

Overview

Intelligent Highway Solutions, Inc.  (the “Company” or “IHS”) was formed in April 22, 2011; IHS is a technology based intelligent highway solutions contractor. The Company’s primarily focus is in the California transportation market and plans to provide services that range from providing labor, materials, and related equipment for corrective service and maintenance services for the State’s transportation infrastructure. Additionally, the Company intends to develop transportation technology services that enable vehicles, roads, traffic lights, message signs, and other elements to become “intelligent” by embedding them with microchips and sensors and by empowering them to communicate with each other via wireless technologies. The acceleration of data collection and communication will allow state governments to improve transportation system performance by reducing congestion and increasing both traveler safety and convenience.

Plan of Operations

The Company plans to provide service and maintenance for California’s transportation sector.  The Company plans to seek further contracts in counties and municipalities throughout California and expand to neighboring states.

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

Results of Operations
Revenue

The contracts with CalTrans accounted for 100% of revenue during the three and nine months ended September 30, 2013 and 2012.

Three months ended September 30, 2013 and 2012

	Three months ended September 30,
	2013	2012	Change
Revenue	$-	$440,994	$(440,994)

Revenues for the three months ended September 30, 2013 were $0 compared to $440,994 for the same period in 2012. The decrease of 100% is the result of the Company no longer servicing the contracts to maintain the Tosnet systems. The contracts with CalTrans to maintain the Tosnet systems comprised 100% of our revenues during the three months ended September 30, 2012. The loss of these contracts in the previous quarter eliminated our revenue from the termination date forward.

Nine months ended September 30, 2013 and 2012

	Nine months ended September 30,
	2013	2012	Change
Revenue	$670,553	$1,384,794	$(714,241)

Revenues for the nine months ended September 30, 2013 were $670,553 compared to $1,384,794 for the same period in 2012. The decrease of approximately 52% is the result of the Company no longer servicing the contracts to maintain the Tosnet systems. The contracts with CalTrans to maintain the Tosnet systems comprised 100% of our revenues during the nine months ended September 30, 2013 and 2012. The loss of these contracts during the second quarter of 2013 eliminated our revenue from the termination date forward.

Cost of Goods Sold

Cost of goods sold consist of the costs associated with maintaining the Tosnet systems. Such costs consist of direct labor and vehicle related costs including maintenance, rental, fuel, insurance and depreciation.

Three months ended September 30, 2013 and 2012

	Three months ended September 30,
	2013	2012	Change
Labor	$-	$286,883	$(286,883)
Fuel	-	36,703	(36,703)
Vehicle Lease	-	14,010	(14,010)
Other	-	1,365	(1,365)
Total	$-	$338,961	$(338,961)

Cost of goods sold for the three months ended September 30, 2013 were $0 compared to $338,961 for the same period in 2012. The decrease of $338,961 or 100% is the result of the loss of our contracts with CalTrans to maintain the Tosnet system. As a result of the loss of these contracts, we terminated the employment of the employees previously maintaining the system and incurred no other costs to maintain these contracts as we were no longer servicing them.

Nine months ended September 30, 2013 and 2012

	Nine months ended September 30,
	2013	2012	Change
Labor	$661,624	$911,907	$(250,283)
Fuel	54,753	90,973	(36,220)
Vehicle Lease	52,040	50,869	1,171
Other	22,352	4,744	17,608
Total	$790,769	$1,058,493	$(267,724)

Cost of goods sold for the nine months ended September 30, 2013 were $790,769 compared to $1,058,493 for the same period in 2012. The decrease of 267,724 or approximately 25% is the result of the loss of our contracts with CalTrans to maintain the Tosnet system. As a result of the loss of these contracts during the second quarter of 2013, we terminated the employment of the employees previously maintaining the system and incurred no other costs to maintain these contracts as we were no longer servicing them.

Operating Expenses

Three months ended September30, 2013 and 2012

	Three months ended September 30,
	2013	2012	Change
Salaries and wages	$58,812	$38,174	$20,638
Professional services	72,579	6,174	66,405
Accounts receivable factoring fees	-	32,013	(32,013)
Other	117,758	136,951	(19,193)
Total	$249,149	$213,312	$35,837

Operating expenses for the three months ended September 30, 2013 were $249,149 compared to $213,312 for the same period in 2012. The increase of approximately 17% is the result of additional professional fees incurred in connection with securing $75,000 of convertible notes during the three months ended September 30, 2013. These legal fees were incremental to those incurred during the three months ended September 30, 2012 as there were no such loan agreements entered into during the prior period.

Nine months ended September 30, 2013and 2012

	Nine months ended September 30,
	2013	2012	Change
Salaries and wages	$186,029	$145,352	$40,677
Professional services	439,192	200,020	239,172
Accounts receivable factoring fees	55,684	105,906	(50,222)
Other	137,350	221,821	(84,471)
Total	$818,255	$673,099	$145,156

Operating expenses for the nine months ended September 30, 2013 were $818,255 compared to $673,099 for the same period in 2012. The increase of approximately 22% is the result of additional professional fees incurred in connection with securing $785,000 of convertible notes during the nine months ended September 30, 2013. These legal fees were incremental to those incurred during the nine months ended September 30, 2012 as there were no such loan agreements entered into during the prior period. We also experienced a decrease in accounts receivable factoring fees as the result of engaging a new factoring agent between the nine months ended September 30, 2012 and the nine months ended September 30, 2013 as well as incurring no additional factoring charges during the three months ended September 30, 2013 as all funds due from CalTrans was collected previously.

Other Income and Expenses

Other income and expenses consist of interest expense on our notes payable net of interest income and fair value adjustments to our derivative liability.

Three months ended September 30, 2013 and 2012

	Three months ended September 30,
	2013	2012	Change
Interest expense, net	$(114,295))	$(12,583)	$(101,712)
Gain on derivative fair value adjustment	27,213	-	27,213
Total	$(87,082)	$(12,583)	$(74,499)

Other income expenses during the three months ended September 30, 2013 were $87,082 compared to $12,583 for the same period in 2012, The increase of $74,499 or approximately 592% was the result of additional non-cash interest expense recognized on the amortization of debt discounts totaling $99,360 during the three months ended June 30, 2013 compared to $0 during the same period in 2012. The $27,213 increase in gain on derivative fair value adjustment during the three months ended  is the result of the change in the fair value of the derivative associated with a convertible note that was not present in 2012.

Nine  months ended September 30, 2013 and 2012

	Nine months ended September 30,
	2013	2012	Change
Interest expense, net	$(255,839)	$(33,135)	$(222,704)
Gain on derivative fair value adjustment	10,930	-	10,930
Total	$(244,909)	$(33,135)	$(211,774)

Other expenses during the nine months ended September 30, 2013 were $244,909 compared to $33,135 for the same period in 2012, The increase of $211,774 or approximately 639% was the result of additional non-cash interest expense recognized on the amortization of debt discounts totaling $165,079 during the nine months ended September 30, 2013 compared to $0 during the same period in 2012. We also charged a total of $40,000 to interest expense from an excess derivative liability incurred on a convertible note which was not present in the prior period. The $10,930 increase in gain on derivative fair value adjustment during the nine months ended September 30, 2013 is the result of the change in the fair value of the derivative associated with a convertible note that was not present in 2012.

Net loss

Three months ended September 30, 2013 and 2012

	Three months ended September 30,
	2013	2012	Change
Net loss	$(336,231)	$(123,862)	$(212,369)
As a percentage of revenue		-28%

Net loss for the three months ended September 30, 2013 was $336,231 compared to $123,862 for the same period in 2012. The decrease of $212,369 is the result of reduced revenues from the loss of the Tosnet systems maintenance contracts, increased professional fees as described above and the recognition of non-cash operating and interest expenses associated with debt discounts and derivative liability on certain convertible notes.

Nine months ended September 30, 2013 and 2012

	Nine months ended September 30,
	2013	2012	Change
Net loss	$(1,183,380)	$(379,933)	$(803,447)
As a percentage of revenue	-176%	-27%	-149%

Net loss for the nine months ended September 30, 2013 was $1,183,390 compared to $379,933 for the same period in 2012. The decrease of $803,447 is the result of reduced revenues from the loss of the Tosnet systems maintenance contracts, increased cost of goods sold, increased professional fees as described above and the recognition of non-cash operating and interest expenses associated with debt discounts and derivative liability on certain convertible notes.

Liquidity and Capital Resources

As of September 30, 2013, we had cash of $21,436, total current assets of $29,672 and total current liabilities of $1,251,938 creating a working capital deficit of $1,222,266. Current assets consisted of $21,436 in cash and other current assets totaling $8,236. Current liabilities consisted of a bank overdraft of $25, accounts payable $35,173, current notes payable of $249,971, current convertible notes payable of $30,000, a derivative liability of $59,070, other payables of $85,806, current capital lease obligation of $29,756 and accrued expenses and other liabilities of $762,137.

Cash Flows from Operating Activities

Cash flows used in operating activities during the nine months ended September 30, 2013 was $705,216 which consisted of a net loss of $1,183,380, non-cash expenses of $177,854 and positive changes in working capital of $300,310. Net cash used in operating activities during the same period in 2012 was $147,318 which consisted of a net loss of $379,933, non-cash expenses of $4,997 and positive changes in working capital of $227,618. The change in net cash used in operating activities was primarily due to an increase in net loss of $803,447, a greater change in other receivables and a lesser change in accounts payable and accrued expenses.

We expect our cash used in operating activities will increase over the next twelve months as we are uncertain of our opportunities to generate revenue in the near term while we will still recognize significant non-cash expenses.

Cash Flows from Investing Activities

We did not use, nor were provided, any cash from investing activities during the nine months ended September 30, 2013 or 2012. We expect this to continue during the next twelve months.

Cash Flows from Financing Activities

Cash flows from financing activities during the nine months ended September 30, 2013 were $726,651 compared to $36,479 during the same period in 2012. Cash provided by financing activities during the nine months ended September 30, 2013 consisted of proceeds from convertible notes payable of $785,000, proceeds from notes payable of $20,000, repayments of notes payable of $48,029, the repayment of a bank overdraft of $1,653 and capital lease repayments of $28,666. Cash provided by financing activities during the same period in 2012 consisted of $1,271 in proceeds from a bank overdraft, $6,792 of repayments made on related party notes and cash proceeds from the issuance of common stock totaling $42,000.

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

Recent Accounting Pronouncements

Critical Accounting Policies

There have been no changes in the Company's significant accounting policies for the three months ended September 30, 2013 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2013 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.
We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended September 30, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 15, 2013 and September 3, 2013, the Company entered into convertible debt agreements with two accredited investors to borrow $50,000 and $25,000, respectively. The notes accrue interest at 10% per annum and are due in July 2015 and September 2015 with no payments due prior to maturity. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30.

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Date: November 15, 2013	By:	/s/ Devon Jones
Devon Jones
Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2013	By:	/s/ Philip Kirkland
Philip Kirkland
Chief Financial Officer (Principal Financial and Accounting Officer)