Form 10-Q/A
period 2013-06-30
Intelligent Highway Solutions, Inc.
filed 2014-02-21
CIK 1549719

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

8 Light Sky Court

Sacramento, CA 95828

(Address of principal executive offices) ( Zip Code)

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

Yes ☐ No ☒

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

As of February 11, 2014, there were 10,429,666 shares of common stock, $0.0001 par value issued and outstanding.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

TABLE OF CONTENTS

FORM 10-Q/A REPORT

JUNE 30, 2013

		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 4.	Controls and Procedures.	19

PART II - OTHER INFORMATION

Item 6.	Exhibits.	21

SIGNATURES		22

Explanatory Note

This Quarterly Report on Form 10-Q/A of Intelligent Highway Solutions, Inc. (the “Company”) for the quarterly period ended June 30, 2013 includes restated condensed balance sheet as of June 30, 2013, condensed statement of operations for the three and six months ended June 30, 2013 and 2012 and condensed statement of cash flows for the six months ended June 30, 2013 and 2012 and restated notes to such condensed financial statements.  The restatement in the Company’s results for the three and six months ended June 30, 2013 is to appropriately reflect the accounts receivable and allowance for doubtful accounts balances as of and revenue for the three and six months ended June 30, 2013.   This restatement of the Company’s previously issued condensed financial statements to reflect its correction in accounting for the accounts receivable and allowance for doubtful accounts are referred to herein as the “Restatement.”

For further information regarding the Restatement, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 3, 2014 (the “Restatement 8-K”), and for detailed financial information with respect to the Restatement, see Note 13 of the notes to condensed financial statements included in this Quarterly Report on Form 10-Q/A.

The following items of the Form 10-Q have been modified or revised in this Form 10-Q/A to reflect the Restatements:

Part I, Item 1.  Financial Statements;

Part I, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part I, Item 4.  Controls and Procedures; and

Part II, Item 6.  Exhibits

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

UNAUDITED FINANCIAL STATEMENTS

June 30, 2013

Balance Sheets as of June 30, 2013 and December 31, 2012	4
Statement of Operations for the Three and Six Months Ended June 30, 2013 and 2012	5
Statement of Cash Flows for the Six Months Ended June 30, 2013 and 2012	6
Notes to Unaudited Financial Statements	7 - 14

INTELLIGENT HIGHWAY SOLUTIONS

BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited) (Restated)
ASSETS
Current assets
Cash and cash equivalents	$92,123	$-
Accounts receivable, net of allowance of $4,692 and $17,850	9,469	258,060
Other receivables	113,129	120
Other current assets	9,352	6,005
Total current assets	224,073	264,185

Property and equipment, net of accumulated depreciation of $16,050 and $8,325	61,204	68,929

Total assets	$285,277	$333,114

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$-	$1,678
Accounts payable	38,146	17,892
Notes payable, current portion	299,971	319,560
Derivative liability	86,283	-
Other payables	54,586	82,403
Capital lease, current portion	39,427	37,682
Accrued expenses and other liabilities	753,645	744,750
Total current liabilities	1,272,058	1,203,965

Convertible notes payable, net of discounts of $574,281 and $0	135,719	-
Capital lease, net of current portion	-	20,740

Total liabilities	1,407,777	1,224,705

Stockholders' deficit
Common stock, $0.00001 par value; 100,000,000 shares authorized; 10,429,666 and 10,404,666 issued and outstanding at June 30, 2013 and December 31, 2012	104	104
Additional paid-in capital	751,086	134,836
Accumulated deficit	(1,873,690)	(1,026,531)
Total stockholders' deficit	(1,122,500)	(891,591)

Total liabilities and stockholders' deficit	$285,277	$333,114

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue	$49,323	$477,679	$670,553	$943,800
Cost of sales	201,432	366,652	790,769	719,532
Gross profit	(152,109)	111,027	(120,216)	224,268

Operating expenses
Salaries and wages	59,856	61,114	127,217	98,985
General and administrative	261,041	160,827	441,899	352,610
Total operating expenses	320,897	221,940	569,116	451,595

Income (loss) from operations	(473,006)	(110,913)	(689,332)	(227,327)

Other income (expense)
Interest income	-	-	-	-
Loss on derivative fair value adjustment	(16,283)	-	(16,283)	-
Interest expense	(126,913)	(9,955)	(141,544)	(20,552)
Total other expense	(143,196)	(9,955)	(157,827)	(20,552)

Loss before income taxes	(616,202)	(120,868)	(847,159)	(247,879)

Provision for income taxes	-	-	-	-

Net loss	$(616,202)	$(120,868)	$(847,159)	$(247,879)

Basic and diluted loss per common share	$(0.06)	$(0.01)	$(0.08)	$(0.03)

Basic and diluted weighted average shares outstanding	10,404,666	10,351,047	10,404,666	9,899,425

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

STATEMENT OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2013	2012
	(Restated)	(Restated)
Cash flows from operating activities
Net loss	$(847,159)	$(247,879)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	3,440
Common stock issued as loan origination fee	6,250	-
Depreciation	7,725	336
Amortization of loan fee	-	1,221
Loss on derivative fair value adjustment	16,283	-
Excess derivative liability charged to interest	40,000	-
Amortization of debt discount	65,719	-
Allowance for doubtful accounts	(13,158)	-
Changes in operating assets and liabilities
Accounts receivable	261,749	(44,830)
Other receivables	(113,009)	(19,906)
Other current assets	(3,347)	(36,057)
Accounts payable	8,695	87,404
Other payables	(27,817)	(2,026)
Accrued expenses and other liabilities	8,895	186,014
Net cash used in operating activities	(589,174)	(72,283)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from (repayment of) bank overdraft	(1,678)	1,271
Repayment of related party notes payable	-	(6,792)
Proceeds from convertible notes payable	710,000	-
Proceeds from notes payable	20,000	-
Repayments of notes payable	(28,030)	-
Capital lease financing repayments	(18,995)	-
Issuance of common stock for cash	-	42,000
Net cash provided by financing activities	681,297	36,479

Change in cash and cash equivalents	92,123	(35,804)
Cash at beginning of period	-	35,804
Cash at end of period	$92,123	$-

Supplemental disclosures of cash flow information
Cash paid for interest	$11,438	$6,251
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Debt discount on convertible notes (beneficial conversion feature)	$610,000	$-
Derivative valuation	30,000

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Financial Statements

June 30, 2013

NOTE 13 - RESTATEMENT

Three and Six Months Ended June 30, 2012

The Company has restated its results for the three and six months ended June 30, 2012 to appropriately reflect additional accrued compensation due to our officers as of June 30, 2012. The net effect on the revised statements of operations for June 30, 2012 are:

	As Reported	Adjustments	As Restated
Three months ended June 30, 2012:
Salaries and wages	$36,569	$24,545	$61,114
General and administrative	137,888	22,939	160,827
Net loss	$(73,384)	$(47,484)	$(120,869)

Six months ended June 30, 2012:
Salaries and wages	$57,279	$41,706	$98,985
General and administrative	319,015	33,675	352,690
Net loss	$(172,498)	$(75,381)	$(247,879)

Three and Six Months Ended June 30, 2013

The Company has restated its results for the three and six months ended June 30, 2013 to appropriately reflect the accounts receivable and allowance for doubtful accounts balances as of and revenue for the three and six months ended June 30, 2013. The net effect on the revised statements of operations for June 30, 2013 are:

	As Reported	Adjustments	As Restated
Three months ended June 30, 2013:
Revenue	$291,247	$(241,924)	$49,323
General and administrative	274,199	(13,158)	261,041
Net loss	$(387,436)	$(228,766)	$(616,202)

Six months ended June 30, 2013:
Revenue	$912,477	$(241,924)	$670,553
General and administrative	455,057	(13,158)	441,899
Net loss	$(618,393)	$(228,766)	$(847,159)

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

Three months ended June 30, 2013 and 2012

	Three months ended June 30,
	2013	2012	Change
Revenue	$49,323	$477,679	$(428,356)

Revenues for the three months ended June 30, 2013 were $49,323 compared to $477,679 for the same period in 2012. The decrease of approximately 90% is the result of the Company no longer servicing the contracts to maintain the Tosnet systems. The contracts with CalTrans to maintain the Tosnet systems comprised 100% of our revenues during the three months ended June 30, 2013 and 2012. The loss of these contracts during the three months ended June 30, 2013 eliminated our revenue from the termination date forward.

Six months ended June 30, 2013 and 2012

	Six months ended June 30,
	2013	2012	Change
Revenue	$670,553	$943,800	$(273,247)

Revenues for the six months ended June 30, 2013 were $670,553 compared to $943,800 for the same period in 2012. The decrease of approximately 29% is the result of the Company no longer servicing the contracts to maintain the Tosnet systems. The contracts with CalTrans to maintain the Tosnet systems comprised 100% of our revenues during the three months ended June 30, 2013 and 2012. The loss of these contracts during the three months ended June 30, 2013 eliminated our revenue from the termination date forward. The decrease in revenue during the six months ended June 30, 2013 as compared to the same period in 2012 as a percentage when compared to the decrease in revenue as a percentage for the three month periods is the result of our $428,356 decrease during the three month period ended June 30 being offset by the $155,109 increase we experienced during the three months ended March 31, 2013 compared to the same period in 2012.

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

Operating Expenses

Three months ended June 30, 2013 and 2012

	Three months ended June 30,
	2013	2012	Change
Salaries and wages	$59,856	$61,114	$(1,258)
Professional services	200,108	77,321	122,787
Accounts receivable factoring fees	26,509	27,648	(1,139)
Other	34.424	55,858	(21,434)
Total	$320,897	$221,941	$98,956

Operating expenses for the three months ended June 30, 2013 were $320,897 compared to $221,941 for the same period in 2012. The increase of approximately 45% is the result of additional professional fees incurred in connection with securing $610,000 of convertible notes during the three months ended June 30, 2013. These legal fees were incremental to those incurred during the three months ended June 30, 2012 as there were no such loan agreements entered into during the prior period.

Six months ended June 30, 2013

	Six months ended June 30,
	2013	2012	Change
Salaries and wages	$127,217	$98,985	$28,232
Professional services	366,613	193,846	172,767
Accounts receivable factoring fees	55,684	73,893	(18,209)
Other	19,602	84,871	(65,269)
Total	$569,116	$451,595	$117,521

Operating expenses for the six months ended June 30, 2013 were $569,116 compared to $451,595 for the same period in 2012. The increase of approximately 26% is the result of additional professional fees incurred in connection with securing $710,000 of convertible notes during the six months ended June 30, 2013. These legal fees were incremental to those incurred during the six months ended June 30, 2012 as there were no such loan agreements entered into during the prior period. We also experienced a decrease in accounts receivable factoring fees as the result of engaging a new factoring agent between the six months ended June 30, 2012 and the six months ended June 30, 2013.

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

Net loss

Three months ended June 30, 2013 and 2012

	Three months ended June 30,
	2013	2012	Change
Net loss	$(616,202)	$(120,869)	$(495,334)
As a percentage of revenue	-1,249%	-25%	-1,224%

Net loss for the three months ended June 30, 2013 was $616,202 compared to $120,869 for the same period in 2012. The decrease of $495,334 is the result of reduced revenues from the loss of the Tosnet systems maintenance contracts, increased professional fees as described above and the recognition of non-cash operating and interest expenses associated with debt discounts and derivative liability on certain convertible notes.

Six months ended June 30, 2013 and 2012

	Six months ended June 30,
	2013	2012	Change
Net loss	$(847,159)	$(247,879)	$(599,281)
As a percentage of revenue	-126%	-26%	-100%

Net loss for the three months ended June 30, 2013 was $847,159 compared to $247,879 for the same period in 2012. The decrease of $599,281 is the result of reduced revenues from the loss of the Tosnet systems maintenance contracts, increased cost of goods sold, increased professional fees as described above and the recognition of non-cash operating and interest expenses associated with debt discounts and derivative liability on certain convertible notes.

Liquidity and Capital Resources

As of June 30, 2013, we had cash of $92,123, total current assets of $224,073 and total current liabilities of $1,272,058 creating a working capital deficit of $1,047,985. Current assets consisted of $92,123 in cash, net accounts receivable of $9,469, other receivables of $113,129 and other current assets totaling $9,352. Current liabilities consisted of accounts payable $38,146, current notes payable of $299,971, a derivative liability of $86,283, other payables of $54,586, current capital lease obligation of $39,427 and accrued expenses and other liabilities of $753,645.

Cash Flows from Operating Activities

Cash flows used in operating activities during the six months ended June 30, 2013 was $589,174 which consisted of a net loss of $847,159, non-cash expenses of $122,819 and negative changes in working capital of $135,166. Net cash used in operating activities during the same period in 2012 was $72,283 which consisted of a net loss of $247879, non-cash expenses of $4,997 and changes in working capital of $170,599. The change in net cash used in operating activities was primarily due to a decrease in net loss of $599,281, a greater change in other receivables and a lesser change in accounts payable and accrued expenses.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of June 30, 2013 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended June 30, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Date: February 21, 2014	By:	/s/ Devon Jones
Devon Jones
Chief Executive Officer (Principal Executive Officer)

Date: February 21, 2014	By:	/s/ Philip Kirkland
Philip Kirkland
Chief Financial Officer (Principal Financial and Accounting Officer)

