Form 10-K
period 2013-12-31
Intelligent Highway Solutions, Inc.
filed 2014-05-06
CIK 1549719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-55154

INTELLIGENT HIGHWAY SOLUTIONS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	30-0680119
State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

8 Light Sky Court
Sacramento, CA	95828
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code (916) 379-0324

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.001 per share

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013: $1,401,819

As of April 30, 2014, the registrant had 13,073,163 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

Item 1. Business.

Overview

On April 24, 2013, the Company was informed that Mr. Michael Sullivan received notice on the same day from the Division of Procurement and Contracts of the California Department of Transportation (“Caltrans”) that Caltrans is terminating the nine Caltrans contracts (the “Caltrans Agreements”), dated as of June 1, 2011, between Michael J. Sullivan Communications and Caltrans effective upon receipt of the notice pursuant to its right to terminate the Caltrans Agreements upon thirty (30) days notice (the “Termination”). On June 21, 2011, the Company purchased the Caltrans Agreements from Mr. Sullivan. Pursuant to the Caltrans Agreements, the Company provided on-call, as needed, maintenance and repair of Caltrans’ Traffic Operations System Network.

As a result of the Termination, the Company is negotiating with Caltrans to enter into a new agreement to perform the same services as agreed upon in the CaltTrans Agreements. However, as of the date hereof, the Company has not entered into an agreement and cannot make any assurance that an agreement will be executed.

On August 22, 2013 (the “Effective Date”), the Company entered into a distribution agreement (the “Distribution Agreement”) with SCS Lighting Solutions Inc. (“SCS”), whereby SCS appointed the Company as its exclusive distributer of SCS products in Sacramento, California and other locations, as determined by both parties in the future.  The SCS products include standard lighting solutions, as well as custom lighting products for indoor and outdoor applications.  If the Company does not make sales in the first year with revenues to SCS in the amount of Three Million dollars ($3,000,000), then the Distribution Agreement will become non-exclusive.

The Distribution Agreement’s initial term is for one (1) year from the Effective Date and will automatically renew for additional one (1) year increments, unless either party elects to terminate the Agreement by giving not less than sixty (60) days notice prior to the end of the current term.

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

In April 2011, Jones and Kirkland re-organized their operations under Intelligent Highway Solutions, Inc.

Services

Intelligent Highway Solutions, Inc. provides services on an on-call basis and/or as instructed by our customer. These services include all labor, materials, tools, equipment, and incidentals necessary for the corrective and preventive maintenance. The CEVs allow for the operation of sensitive communication equipment in adverse weather conditions. Hubs/Mini Hubs are the connection points or control boxes that serve as the termination points for the wiring associated with the ramp metering systems, closed circuit TV, electronic messaging signs, and environmental sensing units.

The intent and purpose of these contracts is to perform necessary maintenance required to keep the CEVs/Hubs fully functional at all times. The CEVs/Hubs shall remain fully integrated at all times with all of the component items in the Traffic Operations Systems Networks (TOSNET) system.

On the Effective Date, the Company entered into the Distribution Agreement with SCS whereby SCS appointed the Company as its exclusive distributer of SCS products in Sacramento, California and other locations, as determined by both parties in the future.  The SCS products include standard lighting solutions, as well as custom lighting products for indoor and outdoor applications.  If the Company does not make sales in the first year with revenues to SCS in the amount of Three Million dollars ($3,000,000), then the Distribution Agreement will become non-exclusive.

The Distribution Agreement’s initial term is for one (1) year from the Effective Date and will automatically renew for additional one (1) year increments, unless either party elects to terminate the Agreement by giving not less than sixty (60) days notice prior to the end of the current term.

Growth Strategy

IHS plans on expanding beyond the service business and plans to become more involved with all aspects of the ITS sector. Beginning in the fourth quarter of 2014, the Company plans to introduce a self-sufficient, battery-less and wireless traffic detector that will eliminate the need for wired, energy-consuming loop detection systems. The Company also intends to expand into neighboring states.

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

The Company’s budget is $37,000 for the development including the initial beta product. We expect that this amount of money is sufficient to develop this product. We anticipate a field test in the fourth quarter of 2014. As of December 31, 2013, the Company has incurred research and development costs of $31,075.

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

The Company has started, in conjunction with American Water Solutions, to design and develop the battery-less wireless loop detection system. AWS has prepared the initial patent application and intends to move forward with the development of a prototype product. The estimated cost to design/develop a prototype will be $37,000.  Currently, the Company does not have the necessary funds to develop the prototype product.  The Company will have to obtain additional financing to pursue this opportunity. Compared to existing inductive loop based traffic sensors, the new sensor is expected to provide increased reliability, easy installation and low maintenance costs. The sensor uses power only for wireless transmission and has ZERO idle power loss. Thus, the sensor is expected to be extremely energy efficient. Energy to power this sensor is harvested entirely from the short duration vibrations that result when an automobile passes over the sensor. Transportation agencies all around the country monitor traffic flow rates on most major highways using inductive loop detectors (ILDs). Despite their popularity, ILDs are far from perfect and there has been considerable work to improve detection using better models, better filtering technology and by using better identification techniques such as Fuzzy Logic and Artificial Neural Networks (ANNs). Despite many improvements, the installation of the ILD involves cutting a large section of   the roadway in each lane and therefore causes considerable traffic disruption. Owing to its operating principle, the ILD needs to be continuously powered resulting in considerable idle power loss. For example, an ILD needs to be continuously powered during the night, even if there is very little traffic flowing on a particular highway.   The traffic sensor developed in this project is unique and different from all the sensor technologies described above. Its uniqueness comes from the fact that it is the first ever sensor that is battery-less, wireless and is powered entirely by harvesting energy from vibrations for its operation.

Customers

Currently, our only customer is Caltrans.

Competition

There are currently five contractors that compete against IHS on most Caltrans proposal requests. It is one of only a few firms experienced in all electrical disciplines required to compete in every sector of the Caltrans ITS programs.

Employees

We currently have 11 full time employees, consisting of three executives, two project managers and twenty-two technicians. Each technician has completed four years as an assistant technician with experience in the repair, maintenance and installation of voice, data and video telecommunications equipment and devices.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

Our principal executive office is located at 8 Sky Light Court, Sacramento, CA 95828, and our telephone number is (916) 379-0324.  We lease our office space, which consists of 9,300 square feet of office and warehouse space and pay a monthly rent of $3,627. Our lease will expire on January 9, 2015.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTCQB and OTCBB under the symbol “IHSI”. The OTCQB and OTCBB are quotation services that display real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. The closing price of the common stock on April 30, 2014 was $0.28 per share. As our stock started trading on April 24, 2013, the high and low bid prices for trading of our stock for each of the second, third, and fourth quarters of 2013 was as follows:

	2nd Quarter	3rd Quarter	4th Quarter
2013:
High	$1.18	$1.14	$0.88
Low	$0.99	$0.52	$0.60

Approximate Number of Equity Security Holders

As of April 30, 2014, there were approximately 51 stockholders of record.

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

As an additional step, the Company, building off its experience in the service and maintenance of traffic monitoring systems, intends to develop wireless systems to replace existing hardwire loop detection systems, video monitoring systems, etc. The Company, in the fourth quarter of 2014, intends to introduce a wireless/battery-less loop detection system. The Company has received the approval of two service districts in California to deploy the new technology in a real-time, real-world application. The application of this new technology can be used on any freeway entrance ramps; freeway lanes to monitor traffic flow; at intersections to monitor traffic and send information to traffic signals and alert management of congestion.

On the Effective Date, the Company entered into the Distribution Agreement with SCS whereby SCS appointed the Company as its exclusive distributer of SCS products in Sacramento, California and other locations, as determined by both parties in the future.  The SCS products include standard lighting solutions, as well as custom lighting products for indoor and outdoor applications.  If the Company does not make sales in the first year with revenues to SCS in the amount of Three Million dollars ($3,000,000), then the Distribution Agreement will become non-exclusive.

The Distribution Agreement’s initial term is for one (1) year from the Effective Date and will automatically renew for additional one (1) year increments, unless either party elects to terminate the Agreement by giving not less than sixty (60) days notice prior to the end of the current term.

Results of Operations

Comparison of the year ended December 31, 2013 and 2012

Revenue

We generate revenue through servicing contracts with Caltrans for the maintenance of the Tosnet system within certain areas of California. The contracts with Caltrans accounted for 100% of revenue during the years ended December 31, 2012 and 2013.

	Year ended December 31,
	2013	2012	Change
Revenue	$833,528	$1,795,702	$(962,174)

Revenues for the year ended December 31, 2013 were $833,528 compared to $1,795,702 for the year ended December 31, 2012. The decrease of $962,174 or 54% is the result of the Company no longer servicing the contracts to maintain the Tosnet systems effective in the second quarter of 2013. The contracts with Caltrans to maintain the Tosnet systems comprised 100% of our revenues during the years ended December 31, 2013 and 2012. The loss of these contracts during the year ended December 31, 2013 eliminated our revenue from the termination date forward.

Cost of Goods Sold

Cost of goods sold consist of the costs associated with maintaining the Tosnet systems. Such costs consist of direct labor and vehicle related costs including maintenance, rental, fuel, insurance and depreciation.

	Year ended December 31,
	2013	2012	Change
Labor	$582,791	$1,207,486	$(624,695)
Fuel	57,504	119,110	(61,606)
Vehicle Lease	105,523	84,939	20,584
Other	32,141	136,907	(104,766)
Total	$778,139	$1,548,442	$(770,303)

Cost of goods sold for the year ended December 31, 2013 were $778,139 compared to $1,548,442 during the year ended December 31, 2012. The decrease of $770,303 or 50% is the result of the loss of our contracts with Caltrans to maintain the Tosnet system. As a result of the loss of these contracts, we terminated the employment of the employees previously maintaining the system and incurred no other costs to maintain these contracts as we were no longer servicing them.

Operating Expenses

	Year ended December 31,
	2013	2012	Change
Salaries and wages	$238,081	$415,983	$(177,902)
Professional services	1,028,533	385,922	642,611
Accounts receivable factoring fees	55,684	162,954	(107,270)
Research and development	-	31,075	(3,1075)
Other	169,621	248,121	(78,500)
Total	$1,491,919	$1,244,055	$247,864

Operating expenses for the year ended December 31, 2013 were $1,491,919 compared to $1,244,055 for the year ended December 31, 2012. The increase of $247,864 or 20% is the result of generally lower costs associated with operating the business after the loss of the Caltrans contracts offset by an increase in professional services of $642,611. Excluding professional services, operating expenses decreased $394,747. The increase in professional services is attributable to the costs we incurred to obtain $900,000 of convertible notes and common stock issued for services during the year ended December 31, 2013. These costs were incremental to those incurred during the year ended December 31, 2012 as there were no such loan agreements entered into during the prior period.

Other Income and Expenses

Other income and expenses consist of interest expense on our notes payable net of interest income and fair value adjustments to our derivative liability.

	Year ended December 31,
	2013	2012	Change
Interest expense, net	$(490,195)	$(50,873)	$(439,322)
Loss on extinguishment of debt	(87,219)	-	(87,219)
Gain on derivative fair value adjustment	27,428	-	27,428
Total	$(549,986)	$(50,873)	$(499,113)

Other income and expenses during the year ended December 31, 2013 were $549,986 compared to $50,873 during the year ended December 31, 2012. The increase of $499,113 or approximately 981% was the result of additional non-cash interest expense recognized on the amortization of debt discounts and original issuance discounts totaling $240,925 during the year ended December 31, 2013 compared to $0 during the year ended December 31, 2012. Additionally, we experienced a loss on the extinguishment of debt arising from the issuance of common stock related to such debt for which no comparable events existed during the year ended December 31, 2012. The $27,428 increase in gain on derivative fair value adjustment during the year ended December 31, 2013  is the result of the change in the fair value of the derivative associated with a convertible note that was not present in 2012.

Net loss

	Year ended December 31,
	2013	2012	Change
Net loss	$(1,986,516)	$(1,047,668)	$(938,848)
As a percentage of revenue	-238%	-58%	-180%

Net loss for the year ended December 31, 2013 was $1,986,516, or 238% of revenue, compared to $1,047,668, or 58% of revenue, for the year ended December 31, 2012 . The decrease of $938,848 is the result of reduced revenues from the loss of the Tosnet systems maintenance contracts, increased professional fees as described above and the recognition of non-cash operating and interest expenses associated with debt discounts and derivative liability on certain convertible notes.

Liquidity and Capital Resources

As of December 31, 2013, we had cash of $28,664, total current assets of $405,469 and total current liabilities of $1,440,603 creating a working capital deficit of $1,035,134. Current assets consisted of $28,664 in cash, $194,481 in prepaid expenses and $182,324 in deferred loan costs. Current liabilities consisted of a bank overdraft of $40, accounts payable $89,562, current notes payable of $252,274, current convertible notes payable of $30,000, a derivative liability of $46,023, accrued interest of $113,599 and accrued expenses and other liabilities of $909,105.

Cash Flows from Operating Activities

Net cash used in operating activities during the year ended December 31, 2013 was $710,006 which consisted of a net loss of $1,986,516, non-cash expenses of $1,035,539 and positive changes in working capital of $240,971. Net cash used in operating activities during the same period in 2012 was $100,565 which consisted of a net loss of $1,047,668, non-cash expenses of $140,242 and positive changes in working capital of $806,861. The change in net cash used in operating activities was primarily due to an increase in net loss of $926,348, a greater change in other receivables and accrued expenses and a lesser change in accounts payable.

We expect our cash used in operating activities will increase over the next twelve months as we are uncertain of our opportunities to generate revenue in the near term while we will still recognize significant non-cash expenses.

Cash Flows from Investing Activities

We did not use, nor were provided, any cash from investing activities during the year ended December 31, 2013 or 2012. We expect this to continue during the next twelve months.

Cash Flows from Financing Activities

Cash flows from financing activities during the year ended December 31, 2013 were $738,670 compared to $64,761 during the same period in 2012. Cash provided by financing activities during the year ended December 31, 2013 consisted of proceeds from convertible notes payable of $760,836, proceeds from notes payable of $20,000, repayments of notes payable of $40,528, the repayment of a bank overdraft of $1,678 and proceeds from a separate bank overdraft of $40. Cash provided by financing activities during the same period in 2012 consisted of $1,678 in proceeds from a bank overdraft, proceeds from a convertible note payable of $30,000, repayments on notes payable of $8,917 and cash proceeds from the issuance of common stock totaling $42,000.

During the next twelve months, we anticipate generating additional cash from financing activities from entering into additional debt agreements and the additional issuance of common stock for cash as these activities will be required to fund operations.

Outstanding Loans

On June 17, 2011, the Company received a loan in the amount of $65,000 from Innovest, LLC (“Innovest”).The loan is unsecured, bears a simple interest of 1.5% per month to be paid monthly for the previous month’s outstanding principal, and required the issuance of 40,000 shares of the Company’s common stock. The loan was originally due on December 17, 2011.  The note was then extended to June 17, 2012 in exchange for 20,000 shares of the Company’s common stock.  The note was then extended to December 17, 2012 and the Company issued Innovest 20,000 shares of the Company’s common stock as extension fees.  The note was then extended to March 17, 2013. The loan was fully paid in the first quarter of 2014 and is no longer outstanding. The Our Chief Executive Officer, Devon Jones, and our Chief Financial Officer and Chief Operating Officer, Philip Kirkland, had personally guaranteed this loan.

On April 29, 2011, the Company received a loan in the amount of $100,000 from Kenneth K. Polk. The loan is secured by the Caltrans agreements and bears a simple interest of 2.5% per month to be paid monthly for the previous month’s outstanding principal. The loan was originally due on March 30, 2012, was extended to September 30, 2012, and the Company further extended the term of the note to February 28, 2013. This loan was settled for 50% of the amount due in April 2014 and is no longer outstanding.  Kenneth K. Polk purchased 10,000 shares of the Company’s common stock pursuant to a private placement subscription agreement issued under an exemption to registration.

On November 21, 2011 the Company received a loan in the amount of $27,000 from Byrd & Company LLC, Emerging Markets Consulting LLC, and Douglas S. Hackett ($9,000 from each party). The loan is unsecured and bears a simple interest of 12% per annum to be amortized in 6 equal installments of principal and interest commencing January 1, 2012 through June 1, 2012. Our Chief Executive Officer, Devon Jones, and our Chief Financial Officer and Chief Operating Officer, Philip Kirkland, have personally guaranteed this loan. On March 1, 2012, the Company issued Emerging Markets Consulting, LLC shares of common stock equivalent to $19,000, $10,000 for cash and $9,000 in satisfaction of the outstanding loan.  Accordingly, the loan from Emerging Markets Consulting, LLC is no longer outstanding. Byrd & Company was repaid $3,803 and $3,917 during the years ended December 31, 2013 and 2012 with the remaining balance of $1,200 being forgiven during the year ended December 31, 2013.Also, the Company is negotiating to amend or extend the terms of the remaining amount of the note from Douglas S. Hackett.

On December 15, 2011 the Company received a loan in the amount of $100,000 from O.K. and B. The loan is unsecured and bears a simple interest of 5% per annum. The Company is negotiating to further extend its maturity date. The Company made principal payments totaling $16,726 and $5,000 during the years ended December 31, 2013 and 2012. The loan was originally due on March 15, 2012, however the note’s maturity was extended to September 17, 2012.  The Company is negotiating to further extend its maturity date.

On October 26, 2012, the Company received $30,000 related to one convertible note purchased by Ruth Shepley. The term of the note is 6 months. Interest is computed at 10% based on a 360 day year and is payable on the maturity date. Interest is due and payable only if the notes are repaid in cash. These notes may be converted to common stock at a conversion rate of $.30 per share at any time after 30 days. Accordingly, the amount of common stock underlying the $30,000 convertible note is 100,000 shares.

During the year ended December 31, 2013, the Company entered into debt agreements with various individuals to borrow a total of $900,000, of which $55,664 went directly to third parties to pay off amounts owed by the Company, $83,500 went to the placement agent and were recorded as debt issuance costs to be amortized over the life of the note, leaving the Company with net proceeds of $760,836. The notes accrue interest at 10% per annum and are due in are due in full between January and December 2015 with no repayments due before maturity. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

FINANCIAL STATEMENTS

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Intelligent Highway Solutions, Inc.

We have audited the accompanying balance sheet of Intelligent Highway Solutions, Inc. (the Company) as of December 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Highway Solutions, Inc. as of December 31, 2013, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 2 to the financial statements, the Company has recurring net losses, an accumulated deficit of $3,391,427 and a working capital deficit, all of which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in the Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

May 1, 2014

INTELLIGENT HIGHWAY SOLUTIONS

BALANCE SHEETS

	December 31,
	2013	2012
		(Unaudited and Restated)
ASSETS
Current assets
Cash and cash equivalents	$28,664	$-
Accounts receivable, net of allowance of $0 and $45,820	-	466,286
Other receivables	-	120
Prepaid expenses	194,481	49,196
Deferred loan costs, current	182,324	-
Deposits	-	6,005
Total current assets	405,469	521,607

Property and equipment, net of accumulated depreciation of $1,607 and $935	1,752	2,424
Deferred loan costs, net	78,833	-

Total assets	$486,054	$524,031

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$40	$1,678
Accounts payable	89,562	61,688
Accrued expenses and other liabilities	909,105	1,308,185
Notes payable, current portion	252,274	274,083
Convertible notes payable, current portion	30,000	30,000
Derivative liability	46,023	-
Accrued interest	113,599	37,118
Total current liabilities	1,440,603	1,712,752

Convertible notes payable, net of discounts of $589,075 and $0	310,925	-

Total liabilities	1,751,528	1,712,752

Stockholders' deficit
Common stock, $0.00001 par value; 100,000,000 shares authorized; 11,933,666 and 10,729,666 issued and outstanding at December 31, 2013 and December 31, 2012	119	107
Additional paid-in capital	2,125,834	216,083
Accumulated deficit	(3,391,427)	(1,404,911)
Total stockholders' deficit	(1,265,474)	(1,188,721)

Total liabilities and stockholders' deficit	$486,054	$524,031

See accompanying notes to financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2013	2012
		(Unaudited and Restated)
Revenue	$833,528	$1,795,702
Cost of sales	778,139	1,548,442
Gross profit	55,389	247,260

Operating expenses
Salaries and wages	238,081	415,983
Reseasrch and development	-	31,075
General and administrative	1,253,838	796,997
Total operating expenses	1,491,919	1,244,055

Loss from operations	(1,436,530)	(996,795)

Other income (expense)
Loss on extinguishment of debt	(87,219)	-
Gain on derivative fair value adjustment	27,428	-
Interest expense	(490,195)	(50,873)
Total other expense	(549,986)	(50,873)

Loss before income taxes	(1,986,516)	(1,047,668)

Provision for income taxes	-	-

Net loss	$(1,986,516)	$(1,047,668)

Basic and diluted loss per common share	$(0.18)	$(0.10)

Basic and diluted weighted average shares outsanding	11,056,661	10,223,504

See accompanying notes to financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance, December 31, 2011	9,250,000	93	21,347	(357,243)	(335,803)
(Unaudited and Restated)
Common stock issued for services	330,000	3	82,497	-	82,500
Common stock issued for prepaid expense	200,000	2	49,998	-	50,000
Common stock issued as loan fee	20,000	-	5,000	-	5,000
Common stock issued as repayment of loan	355,263	4	8,996	-	9,000
Common stock issued as loan fee	25,000	-	6,250	-	6,250
Common stock issued for cash	549,403	5	41,995	-	42,000
Net loss, year ended December 31, 2012	-	-	-	(1,047,668)	(1,047,668)
Balance, December 31, 2012	10,729,666	107	216,083	(1,404,911)	(1,188,721)

Common stock issued for services	1,104,000	11	744,604	-	744,615
Common stock issued for extenstion of note	100,000	1	88,499	-	88,500
Options issued for loan costs	-	-	276,648	-	276,648
Debt discounts recorded on convertible notes payable	-	-	800,000	-	800,000
Net loss, year ended December 31, 2013	-	-	-	(1,986,516)	(1,986,516)
Balance, December 31, 2013	11,933,666	$119	$2,125,834	$(3,391,427)	$(1,265,474)

See accompanying notes to financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

STATEMENT OF CASH FLOWS

	Year ended December 31,
	2013	2012
		(Unaudited and Restated)
Cash flows from operating activities
Net loss	$(1,986,516)	$(1,047,668)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	314,616	82,500
Loss on forgiveness of debt	87,219	-
Common stock issued as loan origination fee	-	11,250
Depreciation	672	672
Amortization of deferred loan costs	366,240	-
Gain on derivative fair value adjustment	(27,428)	-
Excess derivative liability charged to interest	43,451	-
Amortization of debt discount	240,925	-
Allowance for doubtful accounts	(45,820)	45,820
Expenses paid on behalf of the company	55,664	-
Changes in operating assets and liabilities		-
Accounts receivable	512,106	(407,040)
Other receivables	120	33,976
Prepaid expenses	21,965	5,467
Deposits	6,005	(6,005)
Accounts payable	23,374	60,382
Accrued interest	76,481	34,796
Accrued expenses and other liabilities	(399,080)	1,085,285
Net cash used in operating activities	(710,006)	(100,565)

Cash flows from investing activities	-	-

Cash flows from financing activities
Repayment of bank overdraft	(1,678)	-
Proceeds from bank overdraft	40	1,678
Proceeds from convertible notes payable	760,836	30,000
Proceeds from notes payable	20,000	-
Repayments of notes payable	(40,528)	(8,917)
Issuance of common stock for cash	-	42,000
Net cash provided by financing activities	738,670	64,761

Change in cash and cash equivalents	28,664	(35,804)
Cash at beginning of period	-	35,804
Cash at end of period	$28,664	$-

Supplemental disclosures of cash flow information
Cash paid for interest	$25,271	$52,415
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Common stock issued as loan repayment	$-	$9,000
Debt discount on convertible notes	$800,000	$-
Increase in derivative liability	$30,000	$-
Stock options issued for prepaid expenses	$276,648	$-
Common stock issued for prepaid expenses	$518,000	$-

See accompanying notes to financial statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

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

2012 Financial statements

Sam Kan & Company (“Sam Kan”) was our Independent Registered Public Accountant for the fiscal year ended December 31, 2012 and issued an audit report for that year. On February 20, 2014, however, the SEC denied Sam Kan the privilege of appearing or practicing before the SEC as an accountant. We, therefore, are no longer allowed to include any audit report issued by Sam Kan in any filing with the SEC on or after February 20, 2014. Accordingly, we have engaged our newly appointed accounting firm, Sadler Gibb & Associates, LLC (“Sadler”) to re-audit our fiscal year ended December 31, 2012, however, as of the date of this Annual Report on Form 10-K, such re-audit had not yet been completed.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has recurring net losses, an accumulated deficit of $3,391,427 and a working capital deficit, all which raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

 Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts, is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. The Company had bad debt expense of $1,607 and $0 during the years ended December 31, 2013 and 2012, respectively.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. Balances of each asset class as of December 31, 2013 and 2012 were:

	December 31, 2013	December 31, 2012
Machinery and equipment	$2,149	$2,149
Furniture and fixtures	1,210	1,210
Sub Total	$3,359	$3,359

Accumulated depreciation	(1,607)	(935)
Total	$1,752	$2,424

Depreciation expense for the years ended December 31, 2013 and 2012 was $672 and 672, respectively.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Deferred rent payable	$2,673	$2,826
Factoring advances	-	356,976
Payroll tax liabilities	637,139	602,267
Other payroll accruals	51,711	217,034
Other	217,582	129,082
Total	$909,105	$1,308,185

Revenue Recognition

Service revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. The Company’s service revenue is largely attributable professional engineering services where the fee is based on the billable rate of the employees.

Cost of Sales

Cost of sales comprises of costs associated with providing services related to the Company’s contracts including direct labor costs, job materials, automobile fuel, insurance, maintenance and operating leases. Cost of sales totaled $788,139 and $1,548,442 for the years ended December 31, 2013 and 2012, respectively.

Reclassifications

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation. These reclassifications related to notes payable where prior periods had incorrectly shown certain notes as being related party, when in fact they were not.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Convertible debt

The Company records a beneficial conversion feature related to the issuance of convertible debts that have conversion features at fixed or adjustable rates. The beneficial conversion feature for the convertible instruments is recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features. The beneficial conversion feature will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the year ended December 31, 2013 and 2012, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 3,274,868 and 101,807 such potentially dilutive shares excluded as of December 31, 2013 and 2012, respectively.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 - FAIR VALUE MEASUREMENTS

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy.  The following table presents information about the Company’s liabilities measured at fair value as of December 31, 2013 and 2012:

	Level 1	Level 2	Level 3	Fair Value at December 31, 2013
Liabilities
Derivative Liability	-	$46,023	-	$46,023

	Level 1	Level 2	Level 3	Fair Value at December 31, 2012
Liabilities
Derivative Liability	-	-	-	-

The changes in the fair value of recurring fair value measurements are measured using the Black Scholes valuation model, and relate solely to the derivative liability as follows:

Balance at December 31, 2012	$-
Derivative liability recorded	73,451
Fair value adjustment	(27,428)
Balance at December 31, 2013	$46,023

NOTE 5 – NOTES PAYABLE

On June 17, 2011 the Company received a loan in the amount of $65,000 from Innovest, LLC (“Innovest”). The loan is unsecured and bears a simple interest of 1.5% per month to be paid monthly for the previous month’s outstanding principal. The loan was due on June 17, 2012; however, the Company negotiated to extend the maturity date to June 17, 2013. The Company negotiated further to extend the maturity date through the repayment of the note in full during 2014.   Our Chief Executive Officer, Devon Jones, and our Chief Financial Officer and Chief Operating Officer, Philip Kirkland, have personally guaranteed this loan. There was $65,000 in principal plus accrued interest of $18,015 and $6,315 due at December 31, 2013 and 2012, respectively.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 5 – NOTES PAYABLE (CONTINUED)

On October 30, 2011 the Company received a loan in the amount of $100,000 from Kenneth K. Polk. The loan is unsecured and bears simple interest of 2.5% monthly. The loan was originally due on March 30, 2012; however, the note’s maturity was extended until September 30, 2012.  The Company is negotiating to further extend its maturity date. There was $100,000 in principal plus accrued interest of $35,376 and $15,475 due at December 31, 2013 and 2012, respectively.

On November 21, 2011 the Company received a loan in the amount of $27,000 from Byrd & Company LLC, Emerging Markets Consulting LLC, and Douglas S. Hackett ($9,000 from each party). The loan is unsecured and bears a simple interest of 12% per annum to be amortized in 6 equal installments of principal and interest commencing January 1, 2012 through June 1, 2012. Our Chief Executive Officer, Devon Jones, and our Chief Financial Officer and Chief Operating Officer, Philip Kirkland, have personally guaranteed this loan.  On March 1, 2012, the Company issued Emerging Markets Consulting, LLC shares of common stock equivalent to $19,000, $10,000 for cash and $9,000 in satisfaction of the outstanding loan.  Accordingly, the loan from Emerging Markets Consulting, LLC is no longer outstanding.   Byrd & Company was repaid $3,803 and $3,917 during the years ended December 31, 2013 and 2012 with the remaining balance of $1,200 being forgiven during the year ended December 31, 2013. Also, the Company is negotiating to amend or extend the terms of the remaining amount of the note from Douglas S. Hackett. There was $9,000 and $14,083 in principal plus accrued interest of $2,278 and $1,220 due at December 31, 2013 and 2012.

On December 15, 2011 the Company received a loan in the amount of $100,000 from O.K. and B. The loan is unsecured and bears a simple interest of 5% per annum. The loan was originally due on March 15, 2012, however the note’s maturity was extended to September 15, 2013.  The Company is negotiating to further extend its maturity date. The Company made principal payments totaling $16,726 and $5,000 during the years ended December 31, 2013 and 2012. There was $78,274 and $95,000 in principal plus accrued interest of $2,323 with prepaid interest of $1,266 at December 31, 2013 and 2012.

During the year ended December 31, 2013, the Company received a short term loan from Craig Spivey totaling $20,000. The loan was unsecured and bore no interest. The Company made principal payments of $20,000 during the year ended December 31, 2013, repaying the note in full. There was no balance due at December 31, 2013.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On October 26, 2012, the Company received a loan totaling $30,000 from an unrelated party. The note bears interest at 10% per annum and had an original maturity date of April 26, 2013; however, the Company is in negotiations to extend the maturity date. There was $30,000 in principal plus accrued interest of $4,627 and $542 at December 31, 2013 and 2012. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30 (see Note 10).

During the year ended December 31, 2013, the Company entered into debt agreements with various individuals to borrow a total of $900,000, of which $55,664 went directly to third parties to pay off amounts owed by the Company, $83,500 went to the placement agent and were recorded as debt issuance costs to be amortized over the life of the note, leaving the Company with net proceeds of $760,836. The notes accrue interest at 10% per annum and are due in are due in full between January and December 2015 with no repayments due before maturity. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30. The intrinsic value of the conversion feature in these notes resulted in debt discounts totaling $800,000 which will be amortized over the lives of the notes. $210,925 of the debt discounts were recognized in interest expense during the year ended December 31, 2013 leaving an unamortized discount of $589,075 at December 31, 2013. The following table depicts the amounts due for each note as of December 31, 2013:

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 6 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

	Maturity Date	Principal	Debt Discount	Carrying Amount	Accrued Interest
Note holder 1	1/24/2015	$100,000	$-	$100,000	$8,795
Note holder 2	4/26/2015	60,000	(39,370)	20,630	4,126
Note holder 3	5/3/2015	25,000	(16,712)	8,288	1,658
Note holder 4	5/9/2015	100,000	(67,671)	32,329	6,466
Note holder 4	5/31/2015	50,000	(35,342)	14,658	2,932
Note holder 5	5/17/2015	50,000	(33,836)	16,164	3,233
Note holder 6	5/30/2015	100,000	(66,849)	33,151	6,630
Note holder 7	5/9/2015	50,000	(33,836)	16,164	3,233
Note holder 8	5/9/2015	50,000	(34,315)	15,685	3,137
Note holder 9	6/7/2015	25,000	(17,911)	7,089	1,418
Note holder 10	7/1/2015	100,000	(74,932)	25,068	5,014
Note holder 10	10/29/2015	25,000	(23,048)	1,952	390
Note holder 11	7/15/2024	50,000	(38,425)	11,575	2,315
Note holder 12	8/20/2015	25,000	(20,925)	4,075	815
Note holder 12	10/18/2015	25,000	(22,911)	2,089	418
Note holder 13	10/23/2015	20,000	(18,055)	1,945	389
Note holder 16	12/30/2015	45,000	(44,939)	63	12
Total		$900,000	$(589,075)	$310,925	$50,981

NOTE 7 – RELATED PARTY TRANSACTIONS

We have engaged an entity controlled by the director of the Company to perform consulting services related to the development of new technologies. Payments to this party totaled $12,625 and $24,091during the years ended December 31, 2013 and 2012.

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

As of December 31, 2013 and 2012, the Company had accrued $637,139 and $602,267 in payroll tax liabilities.  The payment of these liabilities has not been made due to our limited profitability.  Due to the uncertainty regarding our future profitability, it is difficult to predict our ability to pay these liabilities.   As a result, a federal tax lien has been levied that will have to be satisfied.

Vehicle Leases

The Company has entered into twelve separate month to month leases on various vehicles. The leases do not qualify as capital leases and are accounted for as operating leases as a result. Monthly payments total $3,971 for these leases.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Office and Warehouse Lease

The Company is required under the terms of the rental lease to make monthly lease payments.

The Company’s property lease is for an initial period of thirteen months from October 2011 and may be extended in two separate thirteen-month increments for up to a total term of 39 months. The Company may not terminate this lease prior to the agreed upon termination date. The minimum future annual rental commitments are as follows:

2014	42,471
2015	1,053

Total annual lease commitments	$43,524

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

As a result of the Termination, the Company is negotiating with Caltrans to enter into a new agreement to perform the same services as agreed upon in the Agreements. However, as of the date hereof, the Company has not entered into an agreement and cannot make any assurance that an agreement will be executed. CalTrans accounted for 100% of our revenues during the years ended December 31, 2013 and 2012.

No material relationship exists between the Company and Caltrans, except in connection with the Agreements.

NOTE 10 – DERIVATIVE LIABILITY

As of December 31, 2013 the Company had a $46,023 derivative liability balance on the balance sheet, and for the year ended December 31, 2013, the Company recorded a $27,428 gain from derivative liability fair value adjustment.  The derivative liability activity comes from convertible notes payable as follows:

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 10 – DERIVATIVE LIABILITY (CONTINUED)

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception dates of the note was $73,451.  Of the total, $30,000 was recorded as a debt discount, which is up to but not more than the net proceeds of the notes.  $43,451 was charged to operations as non-cash interest expense. The fair value of $73,451 was recorded as a derivative liability on the balance sheet.

The debt discount for the note was amortized over the term of our stock’s opening trading day to the original maturity, or two days. On December 31, 2013, the Company marked-to-market the fair value of the derivative liabilities related to note and determined an aggregate fair value of $46,023 and recorded a $27,428 gain from change in fair value of derivatives for year ended December 31, 2013. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 113%, (3) risk-free interest rate of 0.07%, (4) expected life of 0.57 of a year, and (5) estimated fair value of the Company’s common stock of $0.87 per share.

NOTE 11 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception.  When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 2013 or 2012 applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.   All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35)%
-

Changes in the net deferred tax assets consist of the following:

	2013	2012
Net operating loss carry forward	$797,485	$441,171
Valuation allowance	(797,485)	(441,171)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 11 – INCOME TAXES (CONTINUED)

	2013	2012
Computed federal income tax expense at statutory rate of 35%	$(695,281)	$(364,496)
Stock options issued for services	110,116	50,313
Amortization of deferred loan costs	128,184	-
Amortization of debt discount	84,324	-
Depreciation and amortization	235	235
Change in derivative liability	16,108	-
Change in valuation allowance	356,314	316,136
Income tax expense	$-	$-

The net federal operating loss carry forward will expire in 2031.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 12 – COMMON STOCK

The Company is authorized to issue up to 100,000,000 shares of $0.00001 par value common stock.

During the year ended December 31, 2012, the Company issued 330,000 shares for services valued at $82,500; 200,000 shares for a prepaid expense valued at $50,000; 20,000 shares as a loan fee valued at $5,000; 355,263 shares in connection with a note conversion of $9,000; 25,000 shares as a loan origination fee valued at $6,250 and 549,403 shares for total cash proceeds of $42,000.

During the year ended December 31, 2013, the Company issued a total of 1,104,000 shares for services valued at $744,615 and 100,000 shares valued at $88,500 as consideration of an extension of a note payable.

There were 11,933,666 and 10,729,666 common shares issued and outstanding at December 31, 2013 and 2012, respectively.

NOTE 13 – RESTATEMENT

During our audit for the year ended December 31, 2013, certain information arose which created the need to restate certain balances as of and for the year ended December 31, 2012. The adjustments were related to the timing of the recognition of certain expenses, stock issuances, the misclassification of operating leases as capital leases, and correcting an accrued interest calculation. These adjustments had the following impacts during the unaudited year ended December 31, 2012:

Balance Sheet:
	Original	Adjustments	As Restated
Total assets	$333,114	$188,493	$521,607
Total current liabilities	1,203,965	508,787	1,712,752
Common stock	104	3	107
Additional paid in capital	134,836	81,247	216,083
Accumulated deficit	(1,026,531)	(378,380)	(1,404,911)

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 13 – RESTATEMENT (CONTINUED)

Statement of Operations:
	Original	Adjustments	As Restated
Revenue	$1,904,647	$(108,945)	$1,795,702
Cost of sales	1,445,958	102,484	1,548,442
Operating expenses	1,028,405	215,650	1,244,055
Other income (expense)	(98,772)	47,899	(50,873)
Provision for income taxes	800	(800)	-
Net loss	(669,288)	(378,380)	(1,047,688)
Basic and diluted loss per common share	$(0.07)	$(0.03)	$(0.10)
Weighted average shares outstanding	10,153,426	70,078	10,223,504

NOTE 14 – SUBSEQUENT EVENTS

On January 29, 2014, the Company entered into a note payable with an unrelated party totaling $335,000 of which $35,000 is considered an original issue discount. The note is interest free if repaid in full within ninety (90) days with a onetime charge of 12% on the unpaid balance on the ninety first (91st) day and is due on January 29, 2016. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to the lesser of $0.65 or 60% of the lowest trade price in the twenty five (25) trading days prior to conversion. The note requires a minimum of two million five hundred thousand (2,500,0000) to be held in reserve in the instance of conversion.

On February 27, 2014, the Company entered into a note payable with an unrelated party totaling $126,500. The note bears interest of 10% per annum and is due on February 27, 2015 with any amounts owing beyond that date carrying interest at 22% per annum. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 35% discount from the lowest daily volume weighted average price in the five days prior to conversion.

On February 28, 2014, the Company entered into a note payable with an unrelated party totaling $212,526. The note bears interest of 10% per annum and is due on February 27, 2015 with any amounts owing beyond that date carrying interest at 22% per annum. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 35% discount from the lowest daily volume weighted average price in the five days prior to conversion, but not less than $0.00004.

On February 1, 2014, the Company issued a total of 100,000 common shares to a consultant upon the renewal of our agreement dated October 1, 2013. Additionally, on March 5, 2014, the Company entered into a separate agreement requiring 75,000 shares of common stock to be issued to the consultant. Lastly, the Company issued 500,000 shares to Seton Securities Group as fulfillment of performance based awards earned in connection with our advisory agreement.

On various dates in 2014, the Company was notified by three separate convertible note holders of their intention to convert their notes to common stock at $0.30 in accordance with the conversion rights stipulated in the note. These conversions resulted in 464,497 common shares being issued for $135,000 of principal plus accrued interest of $4,349.

EXPLANATORY NOTE

Sam Kan & Company (“Sam Kan”) was our Independent Registered Public Accountant for the fiscal year ended December 31, 2012 and issued an audit report for that year. On February 20, 2014, however, the SEC denied Sam Kan the privilege of appearing or practicing before the SEC as an accountant. We, therefore, are no longer allowed to include any audit report issued by Sam Kan in any filing with the SEC on or after February 20, 2014. Accordingly, we have engaged our newly appointed accounting firm, Sadler Gibb & Associates, LLC (“Sadler”) to re-audit our fiscal year ended December 31, 2012, however, as of the date of this Annual Report on Form 10-K, such re-audit had not yet been completed.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As previously disclosed in Amendment Number 1 to Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2014 (the “8-K/A”), the Company accepted the resignation of Sam Kan & Company (“Sam Kan”) as Independent Registered Public Accountants on August 6, 2013. Sam Kan advised the Audit Committee that their firm will no longer be servicing public clients. On August 6, 2013, the Board of Directors of the Company accepted such resignation.

During the fiscal years ended December 31, 2011 and 2012 and through Sam Kan’s resignation on August 6, 2013, there were (1) no disagreements with Sam Kan on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Sam Kan, would have caused Sam Kan to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.  The report of Sam Kan on the Company's financial statements for the years ended December 31, 2011 and 2012 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

On February 20, 2014, the SEC denied Sam Kan the privilege of appearing or practicing before the SEC as an accountant. A copy of the order can be found at http://www.sec.gov/litigation/admin/2014/34-71585.pdf. We, therefore, are no longer allowed to include any audit report issued by Sam Kan in any filing with the SEC on or after February 20, 2014. Accordingly, we have engaged our newly appointed accounting firm, Sadler Gibb & Associates, LLC (“Sadler”) to re-audit our fiscal year ended December 31, 2012, however, as of the date of this Annual Report on Form 10-K, such re-audit had not yet been completed.

On April 9, 2014, we furnished Sam Kan with a copy of the disclosure in the 8-K/A, providing Sam Kan with the opportunity to furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made by us in the 8-K/A in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. A copy of Sam Kan’s letter to the SEC is filed as Exhibit 16.1 to this Annual Report on Form 10-K and is hereby incorporated by reference.

Engagement of New Independent Registered Public Accounting Firm

Concurrent with the acceptance of Sam Kan’s Resignation as our independent registered public accounting firm, the Board of Directors of the Company appointed Sadler as our independent registered public accounting firm.

During the years ended December 31, 2012 and 2011 and through the date hereof, neither the Company nor anyone acting on its behalf consulted Sadler with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that Salder concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that: (1) information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (2) that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and Interim CFO have determined and concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2013:

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of April 30, 2014.

Name	Age	Position
David D. Singer	64	President, Chief Technology Officer and Director
Devon Jones	35	Chief Executive Officer and Director
Philip Kirkland	49	Chief Financial Officer, Chief Operating Officer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

Item 11. Executive Compensation.

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2013 and 2012.  No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non- Qualified Deferred Compensation Earnings	All Other Compensation		Totals ($)
David D. Singer	2013	$0	$0	$0	$0	$0	$12,625	(1)	$12,625
President and Chief Technology Officer	2012	$0	$0	$0	$0	$0	$24,091	(1)	$24,091

Devon Jones	2013	$50,000	$0	$0	$0	$0	$126,720		$176,720
Chief Executive Officer	2012	$50,000	$0	$0	$0	$0	$156,720	(2)	$206,720

Philip Kirkland	2013	$50,000	$0	$0	$0	$0	$116,220		$166,220
COO and Chief Financial Officer	2011	$50,000	$0	$0	$0	$0	$146,220	(3)	$196,220

1.	This amount is for consulting services that were paid to Mr. Singer’s entity AWS Services, Inc..

2.	This amount includes the following: (i) $126,720 pursuant to Mr. Jones’ consulting agreement and (ii) $30,000 for his yearly car allowance. Compensation in the amount of $87,531 has accrued, but has not been paid.

3.	This amount includes the following: (i) $116,220 pursuant to Mr. Kirkland’s consulting agreement and (ii) $30,000 for his yearly car allowance. Compensation in the amount of $71,558 has accrued, but has not been paid.

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards for the year ended December 31, 2013.

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

Consulting Agreements

On April 22, 2011, we entered into a consulting agreement with Philip Kirkland to provide advisory, consulting and other services in relation to the Company’s operations.  Pursuant to the agreement, Mr. Kirkland was paid a monthly consulting fee of $10,560, which continued until the termination of the agreement on December 31, 2012. The agreement was renewed on January 1, 2013 to extend through December 31, 2013.

On April 22, 2011, we entered into a consulting agreement with Devon Jones to provide advisory, consulting and other services in relation to the Company’s operations.  Pursuant to the agreement, Mr. Jones was paid a monthly consulting fee of $9,685, which continued until the termination of the agreement on December 31, 2012.  . The agreement was renewed on January 1, 2013 to extend through December 31, 2013.

We do not have any other employment agreements with our officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 30, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 30, 2014. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 30, 2014 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 8 Sky Light Court, Sacramento, CA 9582.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (1)
5% Shareholders
SCS, LLC	4,090,000	(2)	31.3%
LRK Holdings, LLC	4,090,000	(3)	31.3%
AWS Services, Inc.	800,000	(4)	6.1%

Directors and Executive Officers
David D. Singer	800,000		6.1%
Devon Jones	4,090,000		31.3%
Philip Kirkland	4,090,000		31.3%
All directors and officers as a group (3 people)	8,980,000		68.7%

(1)	Based on 13,073,163 shares of common stock outstanding as of April 30, 2014.

(2)	The beneficial owner of SCS, LLC is Devon Jones.

(3)	The beneficial owner of LRK Holdings, LLC is Philip Kirkland.

(4)	The beneficial owner of AWS Services, Inc. is David D. Singer.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have engaged an entity controlled by David Singer, a director of the Company to perform consulting services related to the development of new technologies. Payments to this party totaled $12,625and $24,091 during the periods ended December 31, 2013 and 2012.

The Company hired Michael J. Sullivan to be the Contract Coordinator for the Transportation Operations System Network (the “Employment Agreement”).  The Company will issue Mr. Sullivan 100,000 shares in consideration for his work as Contract Coordinator.  Prior to Mr. Sullivan’s employment, the Company awarded 10,000 shares of the Company’s common stock to Mr. Sullivan for his services rendered prior to the execution of the Employment Agreement.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were billed approximately $24,000 and $16,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2013 and 2012.

Tax Fees

We were billed $450 and $250 during the years ended December 31, 2013 and 2012 for tax compliance, advice and filings.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2013 and 2012.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-15 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on June 25, 2012.
3.2	By-Laws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on June 25, 2012.
4.1	Promissory Note dated June 17, 2011, with three addendums, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on October 18, 2012.
4.2	Promissory Note dated April 29, 2011 with Addendum, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 15, 2012.
4.3	Promissory Note dated November 21, 2011, for Byrd & Company, LLC, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on October 18, 2012.
4.4	Promissory Note dated December 15, 2011, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 15, 2012.
4.5	Promissory Note dated December 15, 2011 Addendums, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on October 18, 2012.
4.6	Promissory Note dated April 29, 2011 Addendum, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 15, 2012.
4.7	Promissory Note dated April 29, 2011 Second and Third Addendum, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on November 9, 2012.
4.8	Convertible Debenture dated October 19, 2012, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on November 9, 2012.
10.1	Nine Cover Pages to the Standard Agreement with the State of California, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on October 18, 2012.
10.2	Development Agreement between American Water Solutions, Inc. and Intelligent Highway Solutions, Inc., dated May 8, 2012, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on June 25, 2012.
10.3	Copy of Intelligent Highways Solutions, Inc. C-10 Electrical Contractor License, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on June 25, 2012.

10.4	Copy of Standard Industrial/Commercial Multi-Tenant Lease, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on June 25, 2012.
10.5	Copy of California Small Business, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on September 17, 2012.
10.6	Copy of Philip Kirkland Employment Agreement, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on September 17, 2012.
10.7	Copy of Devon Jones Employment Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on September 17, 2012.
10.8	Copy of Philip Kirkland Consulting Agreement, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on September 17, 2012.
10.9	Copy of Devon Jones Consulting Agreement, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on September 17, 2012.
10.10	Addendum to Development Agreement between American Water Solutions, Inc. and Intelligent Highway Solutions, Inc. dated October 4, 2012 incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on November 9, 2012.
10.11	Copy of Michael J. Sullivan Employment Agreement dated October 4, 2012 incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on November 9, 2012.
10.12

Distribution Agreement between SCS Lighting Solutions Inc. and Intelligent Highway Solutions, Inc. dated August 22, 2013 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2013.

16.1	Letter from Sam Kan & Company incorporated by reference to Exhibit 16.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2014.
21.1	List of Subsidiaries – None.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report or purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Date: May 6, 2014	By:	/s/ Devon Jones
Devon Jones
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2014	By:	/s/ Philip Kirkland
Philip Kirkland
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Devon Jones	Chief Executive Officer and Director	May 6, 2014
Devon Jones	(Principal Executive Officer)

/s/ David D. Singer	President and Director	May 6, 2014
David D. Singer

/s/ Philip Kirkland	Chief Financial Officer, Chief Operating Officer and Director	May 6, 2014
Philip Kirkland	(Principal Financial and Accounting Officer)

