Form 10-Q
period 2014-03-31
Intelligent Highway Solutions, Inc.
filed 2014-05-20
CIK 1549719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

As of May 20, 2014, there were 12,699,138 shares of common stock, $0.00001 par value issued and outstanding.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

MARCH 31, 2014

Explanatory Note

The accompanying financials and notes are prepared by the management of Intelligent Highway Solutions, Inc. (the “Company”) with belief and knowledge they are accurate though unaudited, and subject to correction, and management is in the process of obtaining a review of the financial statements by the Company’s independent registered public accounting firm. The Company will file an amended 10-Q/A once the review is complete.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2014

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$28,931	$28,664
Accounts receivable, net of allowance of $0	64,153	-
Prepaid expenses	47,125	194,481
Deferred loan costs, current	197,389	182,324
Total current assets	337,598	405,469

Property and equipment, net of accumulated depreciation of $1,878 and $1,607	6,544	1,752
Deferred loan costs, net	45,711	78,833

Total assets	$389,853	$486,054

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$40	$40
Accounts payable	96,893	89,562
Accrued expenses and other liabilities	938,666	909,105
Notes payable, current portion	9,000	252,274
Convertible notes payable, current portion	369,026	30,000
Derivative liability	23,026	46,023
Accrued interest	74,706	113,599
Total current liabilities	1,511,357	1,440,603

Convertible notes payable, net of discounts of $498,062 and $589,075	377,771	310,925

Total liabilities	1,889,128	1,751,528

Stockholders' deficit
Common stock, $0.00001 par value; 100,000,000 shares authorized; 16,073,163 and 11,933,666 issued; 12,573,163 and 11,933,666 outstanding at March 31, 2014 and December 31, 2013	126	119
Additional paid-in capital	2,362,295	2,071,274
Accumulated deficit	(3,861,696)	(3,336,867)
Total stockholders' deficit	(1,499,275)	(1,265,474)

Total liabilities and stockholders' deficit	$389,853	$486,054

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2014	2013
		(Restated)
Revenue	$64,152	$620,245
Cost of sales	58,015	598,782
Gross profit	6,137	21,463

Operating expenses
Salaries and wages	53,752	67,361
General and administrative	372,920	173,414
Total operating expenses	426,672	240,775

Loss from operations	(420,535)	(219,312)

Other income (expense)
Gain on extinguishment of debt	84,073	-
Gain on derivative fair value adjustment	22,997	-
Interest expense	(211,364)	(15,785)
Total other expense	(104,294)	(15,785)

Loss before income taxes	(524,829)	(235,097)

Provision for income taxes	-	-

Net loss	$(524,829)	$(235,097)

Basic and diluted loss per common share	$(0.05)	$(0.02)

Basic and diluted weighted average shares outstanding	11,056,661	10,404,666

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2014	2013
		(Restated)
Cash flows from operating activities
Net loss	$(524,829)	$(235,097)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	82,250	-
Gain on forgiveness of debt	(50,000)	-
Depreciation	271	168
Amortization of deferred loan costs	40,571	-
Gain on derivative fair value adjustment	(22,997)	-
Excess derivative liability charged to interest	-	-
Amortization of debt discount	146,013	1,154
Changes in operating assets and liabilities
Accounts receivable	(64,153)	(13,471)
Other receivables	-	120
Prepaid expenses	147,356	6,250
Deferred loan costs	-	(10,000)
Accounts payable	7,331	33,188
Accrued interest	(16,044)	(33,476)
Accrued expenses and other liabilities	29,561	155,255
Net cash used in operating activities	(224,670)	(95,909)

Cash flows from investing activities
Purchase of equipment	(5,063)	-
Cash flows from investing activities	(5,063)	-

Cash flows from financing activities
Repayment of bank overdraft	-	(1,678)
Proceeds from convertible notes payable	230,000	100,000
Repayments of notes payable	-	(1,400)
Net cash provided by financing activities	230,000	96,922

Change in cash and cash equivalents	267	1,013
Cash at beginning of period	28,664	-
Cash at end of period	$28,931	$1,013

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$47,507
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Common stock issued as loan repayment	$135,000	$-
Common stock issued as interest repayment	$7,447	$-
Debt discount on convertible notes	$55,000	$-
Increase in derivative liability	$22,997	$-
Exchange of note payable and accrued interest for convertible note payable	$212,526	$-

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2014

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

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the three months ended March 31, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the periods ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

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

March 31, 2014

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

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts, is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. The Company had bad debt expenses of $0 during the three months ended March 31, 2014 and 2013.

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

Depreciation is computed over the estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated Useful Life
Furniture and fixtures	3 - 5 years
Machinery and equipment	5 years
Vehicles	5 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. Balances of each asset class as of March 31, 2014 and December 31, 2013 were:

	March 31, 2014	December 31, 2013
Machinery and equipment	$2,149	$2,149
Furniture and fixtures	6,273	1,210
Sub Total	$8,422	$3,359

Accumulated depreciation	(1,878)	(1,607)
Total	$6,544	$1,752

Depreciation expense for the three months ended March 31, 2014 and 2013 was $271 and $168, respectively.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2014

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Deferred rent payable	$2,782	$2,673
Factoring advances	-	-
Payroll tax liabilities	641,143	637,139
Other payroll accruals	58,210	51,711
Other	236,531	217,582
Total	$938,666	$909,105

Revenue Recognition

Service revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. The Company’s service revenue is largely attributable professional engineering services where the fee is based on the billable rate of the employees.

Cost of Sales

Cost of sales comprises of costs associated with providing services related to the Company’s contracts including direct labor costs, job materials, automobile fuel, insurance, maintenance and operating leases. Cost of sales totaled $58,015 and 598,782 for the three months ended March 31, 2014 and 2013, respectively.

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2014

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the three months ended March 31, 2014 and 2013, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 3,468,010 and 33,333 such potentially dilutive shares excluded for the three months ended March 31, 2014 and 2013, respectively.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 5 - FAIR VALUE MEASUREMENTS

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy.  The following table presents information about the Company’s liabilities measured at fair value as of March 31, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Fair Value at March 31, 2014
Liabilities
Derivative Liability	-	$23,026	-	$23,026

	Level 1	Level 2	Level 3	Fair Value at December 31, 2013
Liabilities
Derivative Liability	-	46,023	-	46,023

The changes in the fair value of recurring fair value measurements are measured using the Black Scholes valuation model, and relate solely to the derivative liability as follows:

Balance at December 31, 2013	$46,023
Derivative liability recorded	-
Fair value adjustment	(22,997)
Balance at March 31, 2014	$23,026

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2014

NOTE 6 – NOTES PAYABLE

On November 21, 2011 the Company received a loan in the amount of $27,000 from Byrd & Company LLC, Emerging Markets Consulting LLC, and Douglas S. Hackett ($9,000 from each party). The loan is unsecured and bears a simple interest of 12% per annum to be amortized in 6 equal installments of principal and interest commencing January 1, 2012 through June 1, 2012. Our Chief Executive Officer, Devon Jones, and our Chief Financial Officer and Chief Operating Officer, Philip Kirkland, have personally guaranteed this loan.  On March 1, 2012, the Company issued Emerging Markets Consulting, LLC shares of common stock equivalent to $19,000, $10,000 for cash and $9,000 in satisfaction of the outstanding loan.  Accordingly, the loan from Emerging Markets Consulting, LLC is no longer outstanding.   Byrd & Company was repaid $3,803 and $3,917 during the years ended December 31, 2013 and 2012 with the remaining balance of $1,200 being forgiven during the year ended December 31, 2013. Also, the Company is negotiating to amend or extend the terms of the remaining amount of the note from Douglas S. Hackett. There was $9,000 and $9,000 in principal plus accrued interest of $2,545 and $2,278 due at March 31, 2014 and December 31, 2013.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On October 26, 2012, the Company received a loan totaling $30,000 from an unrelated party. The note bears interest at 10% per annum and had an original maturity date of April 26, 2013; however, the Company is in negotiations to extend the maturity date. There was $30,000 in principal plus accrued interest of $5,367 and $4,627 at March 31, 2014 and December 31, 2013. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30.

On February 27, 2014, the Company received a loan totaling $339,026 from an unrelated party. The note bears interest at 10% per annum and matures February 27, 2015. Of the $339,026 total note, $212,526 was paid to former note holders on our behalf and $1,500 was withheld has debt issue costs resulting in net cash proceeds to the company of $125,000. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 35% discount from the lowest daily volume weighted average price in the five days prior to conversion, but not less than $0.00004. There was $339,026 in principal plus $928 in accrued interest due at March 31, 2014.

On January 30, 2014, the Company entered into a note with an unrelated party to borrow up to $300,000 which would carry $35,000 as an original issue discount bringing the total note to $335,000 if fully borrowed. Upon closing the agreement, the Company received a loan totaling $50,000 which carried a prorated original issue discount of $5,833 bringing the total note to $55,833. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to the lesser of $0.65 or 60% of the lowest trade price in the twenty five (25) trading days prior to conversion. The note requires a minimum of two million five hundred thousand (2,500,0000) to be held in reserve in the instance of conversion. The note carried interest at 12% per annum and is due on January 30, 2016. There was $55,833 in principal plus $184 in interest due at March 31, 2014.

During the year ended December 31, 2013 and three months ended March 31, 2014, the Company entered into debt agreements with various individuals to borrow a total of $955,000, of which $55,664 went directly to third parties to pay off amounts owed by the Company, $83,500 went to the placement agent and were recorded as debt issuance costs to be amortized over the life of the note, leaving the Company with net proceeds of $815,836. The notes accrue interest at 10% per annum and are due in are due in full between January 2015 and March 2016 with no repayments due before maturity. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30. The intrinsic value of the conversion feature in these notes resulted in debt discounts totaling $855,000 which will be amortized over the lives of the notes. $210,925 of the debt discounts were recognized in interest expense during the year ended December 31, 2013 leaving an unamortized discount of $589,075 at December 31, 2013. An additional $146,014 of the debt discounts were recognized as interest expense during the three months ended March 31, 2014 leaving an unamortized discount of $498,062 at March 31, 2014. Also, during the three months ended March 31, 2014, the Company accepted the full conversion of two notes plus a partial conversion of a third to common stock at $0.30 per share. The following table depicts the amounts due for each note as of December 31, 2013:

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2014

NOTE 7 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

	Maturity Date	Principal	Debt Discount	Carrying Amount	Accrued Interest
Note holder 1	1/24/2015	$100,000	$-	$100,000	$8,795
Note holder 2	4/26/2015	60,000	(39,370)	20,630	4,126
Note holder 3	5/3/2015	25,000	(16,712)	8,288	1,658
Note holder 4	5/9/2015	100,000	(67,671)	32,329	6,466
Note holder 4	5/31/2015	50,000	(35,342)	14,658	2,932
Note holder 5	5/17/2015	50,000	(33,836)	16,164	3,233
Note holder 6	5/30/2015	100,000	(66,849)	33,151	6,630
Note holder 7	5/9/2015	50,000	(33,836)	16,164	3,233
Note holder 8	5/9/2015	50,000	(34,315)	15,685	3,137
Note holder 9	6/7/2015	25,000	(17,911)	7,089	1,418
Note holder 10	7/1/2015	100,000	(74,932)	25,068	5,014
Note holder 10	10/29/2015	25,000	(23,048)	1,952	390
Note holder 11	7/15/2024	50,000	(38,425)	11,575	2,315
Note holder 12	8/20/2015	25,000	(20,925)	4,075	815
Note holder 12	10/18/2015	25,000	(22,911)	2,089	418
Note holder 13	10/23/2015	20,000	(18,055)	1,945	389
Note holder 16	12/30/2015	45,000	(44,939)	63	12
Total		$900,000	$(589,075)	$310,925	$50,981

The following table depicts the amounts due for each note as of March 31, 2014:

	Maturity Date	Principal	Debt Discount	Carrying Amount	Accrued Interest
Note holder 1	1/24/2015	$50,000	$-	$50,000	$11,260
Note holder 2	4/26/2015	-	-	-	-
Note holder 3	5/3/2015	25,000	(13,630)	11,370	2,274
Note holder 4	5/9/2015	100,000	(29,178)	70,822	8,932
Note holder 4	5/31/2015	50,000	(55,342)	(5,342)	4,164
Note holder 4	3/21/2016	30,000	(29,589)	411	82
Note holder 5	5/17/2015	50,000	(27,671)	22,329	4,466
Note holder 6	5/30/2015	100,000	(54,521)	45,479	9,096
Note holder 7	5/9/2015	50,000	(27,671)	22,329	4,466
Note holder 8	5/9/2015	50,000	(28,151)	21,849	4,370
Note holder 9	6/7/2015	-	-	-	-
Note holder 10	7/1/2015	100,000	(62,602)	37,398	7,479
Note holder 10	10/29/2015	25,000	(19,966)	5,034	1,007
Note holder 11	7/15/2024	50,000	(32,260)	17,740	3,548
Note holder 12	8/20/2015	25,000	(17,842)	7,158	1,432
Note holder 12	10/18/2015	25,000	(19,829)	5,171	1,034
Note holder 13	10/23/2015	20,000	(15,589)	4,411	882
Note holder 16	12/30/2015	45,000	(39,390)	5,610	1,122
Note holder 17	3/26/2016	25,000	(24,827)	173	68
Total		$820,000	$(498,058)	$321,942	$65,682

NOTE 8 – RELATED PARTYTRANSACTIONS

We have engaged an entity controlled by the director of the Company to perform consulting services related to the development of new technologies. Payments to this party totaled $1,850 and $1,775 during the three months ended March 31, 2014 and 2013.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2014

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

As of March 31, 2014 and December 31, 2013 and 2012, the Company had accrued $641,143 and $637,139 and in payroll tax liabilities.  The payment of these liabilities has not been made due to our limited profitability.  Due to the uncertainty regarding our future profitability, it is difficult to predict our ability to pay these liabilities.   As a result, a federal tax lien has been levied that will have to be satisfied.

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

The Company’s property lease is for an initial period of thirteen months from October 2011 and may be extended in two separate thirteen-month increments for up to a total term of 39 months. The Company may not terminate this lease prior to the agreed upon termination date. The minimum future annual rental commitments are as follows:

2014	32,643
2015	1,053

Total annual lease commitments	$33,696

NOTE 10 – DERIVATIVE LIABILITY

As of March 31m 2014 the Company had a $23,026 derivative liability balance on the balance sheet, and for the three months ended March 31, 2014, the Company recorded a $22,997 gain from derivative liability fair value adjustment.  The derivative liability activity comes from convertible notes payable as follows:

As discussed in Note 7 – “Convertible Notes Payable”, during 2012, the Company issued an aggregate of $30,000 Convertible Promissory Notes to an unrelated party that matured on April 26, 2013. The Company is currently negotiating an extension of the maturity date and anticipates to successfully do so. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rates of $0.30 per share.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2014

NOTE 10 – DERIVATIVE LIABILITY (CONTINUED)

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception date of the note was $73,451.  Of the total, $30,000 was recorded as a debt discount, which is up to but not more than the net proceeds of the notes.  $43,451 was charged to operations as non-cash interest expense. The fair value of $73,451 was recorded as a derivative liability on the balance sheet.

The debt discount for the note was amortized over the term of our stock’s opening trading day to the original maturity, or two days. On March 31, 2014, the Company marked-to-market the fair value of the derivative liabilities related to note and determined an aggregate fair value of $23,026 and recorded a $22,997 gain from change in fair value of derivatives for three months ended March 31, 2014. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 60%, (3) risk-free interest rate of 7%, (4) expected life of 0.07 of a year, and (5) estimated fair value of the Company’s common stock of $0.50 per share.

NOTE 11 - RESTATEMENT

The Company has restated its results for the three months ended March 31, 2013 to appropriately reflect the issuance of options as part of debt issue costs, the amortization of those issue costs, the recognition of prepaid expenses associated with common stock grants during the year ended December 31, 2012 and the treatment of previously capitalized leases as operating leases. The net effect on the revised balance sheet and statements of operations for March 31, 2013 are:

Balance Sheet:
	Original	Adjustments	As Restated
Total assets	$344,601	$204,545	$549,146
Total current liabilities	1,355,854	508,786	1,864,640
Common stock	104	3	107
Additional paid in capital	134,836	35,010	169,846
Accumulated deficit	(1,257,488)	(327,959)	(1,585,447)

Statement of Operations:
	Original	Adjustments	As Restated
Revenue	$621,230	$(985)	$620,245
Cost of sales	589,337	9,445	598,782
Operating expenses	248,219	(7,444)	240,775
Other income (expense)	(14,631)	(1,154)	(15,785)
Provision for income taxes	-	-	-
Net loss	(230,957)	(4,140)	(235,097)
Net loss per common share	(0.02)	-	(0.02)
Weighted average shares outstanding	10,404,666	325,000	10,729,666

NOTE 12 – SUBSEQUENT EVENTS

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Revenue

Through the second quarter of 2013, we generated revenue through servicing contracts with CalTrans for the maintenance of the Tosnet system within certain areas of California. The contracts with CalTrans accounted for 100% of revenue during the three months ended March 31, 2013. During the first quarter of 2014, we entered into an agreement with Honeywell Building Solutions (“Honeywell”) to provide electrical contracting services in connection with ongoing construction projects. This agreement accounted for 100% of our revenues during the three months ended March 31, 2014.

Three months ended March 31, 2014 and 2013

	Three months ended March 31,
	2014	2013	Change
Revenue	$64,152	$620,245	$(556,093)

Revenues for the three months ended March 31, 2014 were $64,152 compared to $620,245 during the same period in 2013. The decrease of $556,093 or 90% is the result of the Company no longer servicing the contracts to maintain the Tosnet systems and instead engaging Honeywell Building Solutions on a much smaller scale project.

Cost of Goods Sold

Cost of goods sold consist of the costs associated with direct labor, truck leases and job materials associated with servicing the Honeywell contract in 2014 and maintaining the Tosnet systems during 2013. Such costs consist of direct labor and vehicle related costs including maintenance, rental, fuel, and insurance.

Three months ended March 31, 2014 and 2013

	Three months ended March 31,
	2014	2013	Change
Labor	$21,847	$518,879	$(497,032)
Fuel	891	42,427	(41,536)
Vehicle Lease	9,382	25,272	(15,890)
Other	25,895	12,204	13,691
Total	$58,015	$598,782	$(540,767)

Cost of goods sold for the three months ended March 31, 2014 were $58,015 compared to $598,782 during the same period in 2013. The decrease of $540,767 or 90% is the result of the loss of our contracts with CalTrans to maintain the Tosnet system. As a result of the loss of these contracts, we terminated the employment of the employees previously maintaining the system and incurred no other costs to maintain these contracts as we were no longer servicing them. During the three months ended March 31, 2014, we entered into an agreement with Honeywell as described previously which is a much smaller scale project. We require fewer employees to service this contract as well as lesser overall vehicle related expenses.

Operating Expenses

Three months ended March 31, 2014 and 2013

	Three months ended March 31,
	2014	2013	Change
Salaries and wages	$53,752	$67,361	$(13,609)
Professional services	341,728	119,023	222,705
Accounts receivable factoring fees	-	29,175	(29,175)
Other	31,192	25,216	5,976
Total	$426,672	$240,775	$185,897

Operating expenses for the three months ended March 31, 2014 were $426,672 compared to $240,775 during the same period in 2013. The increase of approximately 77% is the result of additional non-cash professional fees related to the recognition of stock based expenses that occurred in 2014 and were not existent in 2013. These fees were incremental to those incurred during the three months ended March 31, 2013.

Other Income and Expenses

Other income and expenses consist of interest expense on our notes payable net of interest income, gain on the forgiveness of debt and fair value adjustments to our derivative liability.

Three months ended March 31, 2014 and 2013

	Three months ended March 31,
	2014	2013	Change
Interest expense, net	$(211,364)	$(15,785)	$(195,579)
Gain on extinguishment of debt	84,073	-	84,073
Gain on derivative fair value adjustment	22,997	-	22,997
Total	$(104,294)	$(15,785)	$(88,509)

Other income and expenses during the three months ended March 31, 2014 were a net expense of $104,294 compared to $15,785 for the same period in 2013, The increase of $88,509 or approximately 561% was the result of additional non-cash interest expense recognized on the amortization of debt discounts and original debt issue costs totaling $192,085 during the three months ended March 31, 2014 compared to $,1154 during the same period in 2013. The $22,997 increase in gain on derivative fair value adjustment during the three months ended  March 31, 2014 is the result of the change in the fair value of the derivative associated with a convertible note that was not present in 2013.

Net Loss

Three months ended March 31, 2014 and 2013

	Three months ended March 31,
	2014	2013	Change
Net loss	$(524,829)	$(235,097)	$(289,732)
As a percentage of revenue	-818%	-38%	-780%

Net loss for the three months ended March 31, 2014 was $524,829 compared to $235,097 during the same period in 2013. The decrease of $289,732 is the result of reduced revenues from the loss of the Tosnet systems maintenance contracts, increased professional fees as described above and the recognition of non-cash operating and interest expenses associated with debt discounts and derivative liability on certain convertible notes.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $28,931, total current assets of $337,598 and total current liabilities of $1,511,357 creating a working capital deficit of $1,173,759. Current assets consisted of $28,931 in cash, $64,153 of accounts receivable, $47,125 of prepaid expenses and current deferred loan costs of $197,389. Current liabilities consisted of a bank overdraft of $40, accounts payable $96,893, current notes payable of $9,000, current convertible notes payable of $369,026, a derivative liability of $23,026, accrued interest of $74,706 and accrued expenses and other liabilities of $938,666.

Cash Flows from Operating Activities

Cash flows used in operating activities during the three months ended March 31, 2014 was $224,670 which consisted of a net loss of $524,829, non-cash expenses and gains of $196,108 and positive changes in working capital of $104,051. Net cash used in operating activities during the same period in 2013 was $95,909 which consisted of a net loss of $235,097, non-cash expenses of $1,322 and positive changes in working capital of $137,866. The change in net cash used in operating activities was primarily due to an increase in net loss of $289,732, a significantly greater amount of non-cash expenses and gains, a greater change in prepaid expenses and a lesser change in accounts payable and accrued expenses.

We expect our cash used in operating activities will increase over the next twelve months as we are uncertain of our opportunities to generate revenue in the near term while we will still recognize significant non-cash expenses.

Cash Flows from Investing Activities

During the three months ended March 31, 2014, we used $5,063 of cash in investing activities for the purchase of equipment compared to $0 during the three months ended March 31, 2013.

Cash Flows from Financing Activities

Cash flows from financing activities during the three months ended March 31, 2014 were $230,000 compared to $96,922 during the same period in 2013. Cash provided by financing activities during the three months ended March 31, 2014 consisted of proceeds from convertible notes payable of $230,000. Cash provided by financing activities during the same period in 2013 consisted of repayments of a bank overdraft totaling $1,678, proceeds from convertible notes payable of $100,000 and repayments of notes payable of $1,400.

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

Recent Accounting Pronouncements

Critical Accounting Policies

There have been no changes in the Company's significant accounting policies for the three months ended March 31, 2014 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of March 31, 2014 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended March 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                  Defaults Upon Senior Securities.

None

Item 4.                  Mine Safety Disclosures.

Not applicable

Item 5.                  Other Information.

On March 19, 2014, the Company issued a press release announcing the receipt of a purchase order from Honeywell for the installation of a temperature control system and associated sensors in a state owned office building in Alameda, California. A copy of the release is furnished herewith as Exhibit 99.1.

Item 6.                  Exhibits.

Exhibit
Number	Exhibit Title

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated March 19, 2014.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Date: May 20, 2014	By:	/s/ Devon Jones
Devon Jones
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2014	By:	/s/ Philip Kirkland
Philip Kirkland
Chief Financial Officer
(Principal Financial and Accounting Officer)

