Form 10-Q/A
period 2014-03-31
Intelligent Highway Solutions, Inc.
filed 2014-05-23
CIK 1549719

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

As of May 20, 2014, there were 14,603,791shares of common stock, $0.0001 par value issued and outstanding.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

MARCH 31, 2014

Explanatory Note

This Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, originally filed with the Securities and Exchange Commission on May 20, 2014 (the “Original Form 10-Q”), is being filed because the Company’s independent registered public accounting firm has now completed its review of the financial statements included in the original Form 10-Q.

As a result of the completion of this review, the Company’s financial statements and notes thereto included in Part I, Item 1 of the Original Form 10-Q, are amended and restated herein in their entirety. In addition, Item I, Part 2 is amended and restated herein in its entirety to address the revisions to the financial statements and notes thereto.

In connection with the filing of this Amendment and pursuant to SEC Exchange Act Rule 12b-15, the Company is filing as exhibits to this Amendment new certifications of the Company’s principal executive officer and principal financial officer under Part II, Item 6 hereof in respect of the period covered by the Amendment.

In addition, the Company is filing as exhibit 101 to this Amendment the amended and restated financial statements and related notes formatted in XBRL (extensible Business Reporting Language) under Part II, Item 6 hereof to reflect the revisions to the Company’s financial statements and notes thereto.

No other changes have been made to the Original Form 10-Q except for the Items described above.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2014

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$28,931	$28,664
Accounts receivable, net of allowance of $0	64,153	-
Prepaid expenses	47,125	194,481
Deferred loan costs, current	143,465	138,324
Total current assets	283,674	361,469

Property and equipment, net of accumulated depreciation of $1,878 and $1,607	6,544	1,752
Deferred loan costs, net	32,092	60,128

Total assets	$322,310	$423,349

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$40	$40
Accounts payable	96,893	89,562
Accrued expenses and other liabilities	938,666	909,105
Notes payable, current portion	9,000	252,274
Convertible notes payable, current portion, net	28,591	30,000
Derivative liability	397,641	46,023
Accrued interest	77,536	113,599
Total current liabilities	1,548,367	1,440,603

Convertible notes payable, net	364,153	248,220

Total liabilities	1,912,520	1,688,823

Stockholders' deficit
Common stock, $0.00001 par value; 100,000,000 shares authorized; 16,073,163 and 11,933,666 issued; 12,573,163 and 11,933,666 outstanding at March 31, 2014 and December 31, 2013	127	119
Additional paid-in capital	2,391,186	2,071,274
Accumulated deficit	(3,981,523)	(3,336,867)
Total stockholders' deficit	(1,590,210)	(1,265,474)

Total liabilities and stockholders' deficit	$322,310	$423,349

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2014	2013
		(Restated)
Revenue	$64,152	$620,245
Cost of sales	58,015	598,782
Gross profit	6,137	21,463

Operating expenses
Salaries and wages	53,752	67,361
General and administrative	372,921	173,414
Total operating expenses	426,673	240,775

Loss from operations	(420,536)	(219,312)

Other income (expense)
Gain on extinguishment of debt	84,073	-
Loss on derivative fair value adjustment	(55,854)	-
Interest expense	(252,340)	(15,785)
Total other expense	(224,121)	(15,785)

Loss before income taxes	(644,656)	(235,097)

Provision for income taxes	-	-

Net loss	$(644,656)	$(235,097)

Basic and diluted loss per common share	$(0.05)	$(0.02)

Basic and diluted weighted average shares outstanding	12,254,099	10,729,666

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2014	2013
		(Restated)
Cash flows from operating activities
Net loss	$(644,656)	$(235,097)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	82,250	-
Gain on forgiveness of debt	(84,073)	-
Depreciation	271	168
Amortization of deferred loan costs	34,226	-
Loss on derivative fair value adjustment	55,854	-
Amortization of debt discount	190,503	1,154
Changes in operating assets and liabilities
Accounts receivable	(64,153)	(13,471)
Other receivables	-	120
Prepaid expenses	147,356	6,250
Deferred loan costs	-	(10,000)
Accounts payable	7,331	33,188
Accrued interest	(13,214)	(33,476)
Accrued expenses and other liabilities	63,635	155,255
Net cash used in operating activities	(224,670)	(95,909)

Cash flows from investing activities
Purchase of equipment	(5,063)	-
Cash flows from investing activities	(5,063)	-

Cash flows from financing activities
Repayment of bank overdraft	-	(1,678)
Proceeds from convertible notes payable	230,000	100,000
Repayments of notes payable	-	(1,400)
Net cash provided by financing activities	230,000	96,922

Change in cash and cash equivalents	267	1,013
Cash at beginning of period	28,664	-
Cash at end of period	$28,931	$1,013

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$47,507
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Common stock issued as loan repayment	$147,526	$-
Common stock issued as interest repayment	$7,447	$-
Debt discount on convertible notes	$367,128	$-
Initial measurements of derivative liabilities	$312,130	$-
Exchange of note payable and accrued interest for convertible note payable	$212,526	$-

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

Cost of Sales

Cost of sales comprises of costs associated with providing services related to the Company’s contracts including direct labor costs, job materials, automobile fuel, insurance, maintenance and operating leases. Cost of sales totaled $58,015 and $598,782 for the three months ended March 31, 2014 and 2013, respectively.

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2014

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the three months ended March 31, 2014 and 2013, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 5,841,603 and 137,607 such potentially dilutive shares excluded for the three months ended March 31, 2014 and 2013, respectively.

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

NOTE 5 - FAIR VALUE MEASUREMENTS

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy.  The following table presents information about the Company’s liabilities measured at fair value as of March 31, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Fair Value at March 31, 2014
Liabilities
Derivative Liability	-	$397,641	-	$397,641

	Level 1	Level 2	Level 3	Fair Value at December 31, 2013
Liabilities
Derivative Liability	-	46,023	-	46,023

The changes in the fair value of recurring fair value measurements are measured using the Black Scholes valuation model, and relate solely to the derivative liability as follows:

Balance at December 31, 2013	$46,023
Derivative liabilities recorded	312,130
Change due to note conversion	(16,366)
Fair value adjustment	55,854
Balance at March 31, 2014	$397,641

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

On February 27, 2014, the Company received a loan totaling $339,026 from an unrelated party. The note bears interest at 10% per annum and matures February 27, 2015. Of the $339,026 total note, $212,526 was paid to former note holders on our behalf and $1,500 was withheld as debt issue costs resulting in net cash proceeds to the company of $125,000. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 35% discount from the lowest daily volume weighted average price in the five days prior to conversion, but not less than $0.00004. On February 28, 2014, the Company accepted the conversion of $5,526 of this note at a rate of $0.21 per share resulting in 26,045 shares of common stock being issued. Additionally, on March 17, 2014, the Company accepted the conversion of $7,000 of this note at a rate of $0.13 per share resulting in 52,661 shares of common stock being issued. There was $326,500 in principal plus $2,840 in accrued interest due at March 31, 2014.

On January 30, 2014, the Company entered into a note with an unrelated party to borrow up to $300,000 which would carry $35,000 as an original issue discount bringing the total note to $335,000 if fully borrowed. Upon closing the agreement, the Company received a loan totaling $50,000 which carried a prorated original issue discount of $5,833 bringing the total note to $55,833. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to the lesser of $0.65 or 60% of the lowest trade price in the twenty five (25) trading days prior to conversion, but does not become convertible until 180 days after the effective date which is July 29, 2014. The note requires a minimum of two million five hundred thousand (2,500,0000) to be held in reserve in the instance of conversion. The note carried interest at 12% per annum and is due on January 30, 2016. There was $55,833 in principal plus $1,101 in interest due at March 31, 2014.

During the year ended December 31, 2013, the Company entered into debt agreements with various individuals to borrow a total of $900,000, of which $55,664 went directly to third parties to pay off amounts owed by the Company, $83,500 went to the placement agent and were recorded as debt issuance costs to be amortized over the life of the note, leaving the Company with net proceeds of $760,836. The notes accrue interest at 10% per annum and are due in are due in full between January and December 2015with no repayments due before maturity. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30. The intrinsic value of the conversion feature in these notes resulted in debt discounts totaling $800,000 which will be amortized over the lives of the notes. $210,925 of the debt discounts were recognized in interest expense during the year ended December 31, 2013 leaving an unamortized discount of $589,075 at December 31, 2013. The following table depicts the amounts due for each note as of December 31, 2013:

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

During the three months ended March 31, 2014, the Company entered into debt agreements with various individuals to borrow a total of $55,000. The notes accrue interest at 10% per annum and are due in full in March 2016 with no repayments due before maturity. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30. The intrinsic value of the conversion feature in these notes resulted in debt discounts totaling $55,000 which will be amortized over the lives of the notes. $582 of the debt discounts were recognized in interest expense during the three months ended March 31, 2014 leaving an unamortized discount of $54,418 at March 31, 2014. Additionally, during the three months ended March 31, 2014, the Company accepted the full conversion of two notes and the partial conversion of third to common stock at $0.30 per share. The following table depicts the amounts due for each note as of March 31, 2014:

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

As of March 31, 2014 and December 31, 2013, the Company had accrued $641,143 and $637,139 and in payroll tax liabilities.  The payment of these liabilities has not been made due to our limited profitability.  Due to the uncertainty regarding our future profitability, it is difficult to predict our ability to pay these liabilities.   As a result, a federal tax lien has been levied that will have to be satisfied.

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

NOTE 10 – DERIVATIVE LIABILITY

As of March 31, 2014 the Company had a $397,641derivative liability balance on the balance sheet, and for the three months ended March 31, 2014, the Company recorded a $55,854 loss from derivative liability fair value adjustment.  The derivative liability activity comes from convertible notes payable as follows:

As discussed in Note 7 – “Convertible Notes Payable”, during 2012, the Company issued an aggregate of $30,000 Convertible Promissory Notes to an unrelated party that matured on April 26, 2013. The Company is currently negotiating an extension of the maturity date and anticipates to successfully do so. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate of $0.30 per share.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

The debt discount for the note was amortized over the term of our stock’s opening trading day to the original maturity, or two days. On March 31, 2014, the Company marked-to-market the fair value of the derivative liabilities related to note and determined an aggregate fair value of $29,585 and recorded a $16,438 gain from change in fair value of derivatives for three months ended March 31, 2014. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 60%, (3) risk-free interest rate of 7%, (4) expected life of 0.07 of a year, and (5) estimated fair value of the Company’s common stock of $0.50 per share.

As discussed in Note 7 – “Convertible Notes Payable”, on February 27, 2014, the Company issued an aggregate of $339,026 Convertible Promissory Notes to an unrelated party that mature on February 27, 2015. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 35% discount from the lowest daily volume weighted average price in the five days prior to conversion, but not less than $0.00004.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception date of the note was $312,128 which was recorded as a debt discount, which is up to but not more than the net proceeds of the notes.  The fair value of $312,128 was recorded as a derivative liability on the balance sheet.

The debt discount for the note will be amortized over the term of the note, or one year. On March 31, 2014, the Company marked-to-market the fair value of the derivative liabilities related to note and determined an aggregate fair value of $368,056 and recorded a $72,292 loss from change in fair value of derivatives for three months ended March 31, 2014. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 152%, (3) risk-free interest rate of .13%, (4) expected life of 0.91 of a year, and (5) estimated fair value of the Company’s common stock of $0.50 per share.

NOTE 11 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the three month period ended March 31, 2014:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2013	293,333	$0.30
Granted	201,666	0.30
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, March 31, 2014	494,999	$0.30

The following table discloses information regarding outstanding and exercisable options and warrants at March 31, 2014:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.30	494,999	$0.30	3.40	311,666	$0.30
	494,999	$0.30	3.40	311,666	$0.30

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

March 31, 2014
Expected term of options granted	2 - 5 years
Expected volatility range	394 - 408%
Range of risk-free interest rates	1.70 – 1.73%
Expected dividend yield	0%

NOTE 12 - RESTATEMENT

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

NOTE 13 – SUBSEQUENT EVENTS

On April 14, 2014, the Company entered into a $90,000 note payable with an unrelated party which required 75,000 shares of common stock to be issued as consideration and bears no interest. The note is due on August 14, 2014 with payments of $30,000 due on each June 14, July 14 and August 14, 2014. The note will be in default if a payment is late which carries a penalty of an additional 50,000 common shares to be issued plus interest on the unpaid balance of 1.5%.

On April 7, 2014, the Company issued 500,000 shares to settle a claim of $75,000 being owed for prior services.

On April 15, 2014, the Company issued 500,000 shares pursuant to an advisory agreement dated October 18, 2013. The earning of the shares were based on certain milestones which were achieved in April 2014.

On various dates in May 2014, the Company accepted the conversion of three separate convertible notes payable and the accrued interest on these notes. The conversions resulted in the issuance of 641,667 common shares for the reduction of total principal balance on the notes of $175,000 and accrued interest totaling $17,500.

On various dates in April and May 2014, the Company accepted four separate partial conversions of the $339,026 note discussed in Note 7 – Convertible Notes Payable. The conversions were for 47,269 common shares at $0.32 per share, 64,049 common shares at $0.23 per share, 69,051 common shares at $0.14 per share and 54,886 common shares at $0.18 per share for a total conversion of $50,000 totaling 235,255 common shares.

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

Operating Expenses

Three months ended March 31, 2014 and 2013

	Three months ended March 31,
	2014	2013	Change
Salaries and wages	$53,752	$67,361	$(13,609)
Professional services	341,728	119,023	222,705
Accounts receivable factoring fees	-	29,175	(29,175)
Other	31,193	25,216	5,977
Total	$426,673	$240,775	$185,898

Operating expenses for the three months ended March 31, 2014 were $426,673 compared to $240,775 during the same period in 2013. The increase of approximately 77% is the result of additional non-cash professional fees related to the recognition of stock based expenses that occurred in 2014 and were not existent in 2013. These fees were incremental to those incurred during the three months ended March 31, 2013.

Other Income and Expenses

Other income and expenses consist of interest expense on our notes payable net of interest income, gain on the forgiveness of debt and fair value adjustments to our derivative liability.

Three months ended March 31, 2014 and 2013

	Three months ended March 31,
	2014	2013	Change
Interest expense, net	$(252,340)	$(15,785)	$(236,555)
Gain on extinguishment of debt	84,073	-	84,073
Loss on derivative fair value adjustment	(55,854)	-	(55,854)
Total	$(224,121)	$(15,785)	$(208,336)

Other income and expenses during the three months ended March 31, 2014 were a net expense of $224,121 compared to $15,785 for the same period in 2013, The increase of $208,336 or approximately 1,319% was the result of additional non-cash interest expense recognized on the amortization of debt discounts and original debt issue costs totaling $179,320 during the three months ended March 31, 2014 compared to $1,154 during the same period in 2013. The $55,854 increase in loss on derivative fair value adjustment during the three months ended  March 31, 2014 is the result of the change in the fair value of the derivative associated with a convertible note that was not present in 2013.

Net Loss

Three months ended March 31, 2014 and 2013

	Three months ended March 31,
	2014	2013	Change
Net loss	$(644,656)	$(235,097)	$(409,560)
As a percentage of revenue	1,005%	-38%	-967%

Net loss for the three months ended March 31, 2014 was $644,656 compared to $235,097 during the same period in 2013. The decrease of $409,560 is the result of reduced revenues from the loss of the Tosnet systems maintenance contracts, increased professional fees as described above and the recognition of non-cash operating and interest expenses associated with debt discounts and derivative liability on certain convertible notes.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $28,931, total current assets of $283,674 and total current liabilities of $1,548,367 creating a working capital deficit of $1,264,693. Current assets consisted of $28,931 in cash, $64,153 of accounts receivable, $47,125 of prepaid expenses and current deferred loan costs of $143,465. Current liabilities consisted of a bank overdraft of $40, accounts payable $96,893, current notes payable of $9,000, current convertible notes payable net of discounts of $28,591, a derivative liability of $397,641, accrued interest of $77,536 and accrued expenses and other liabilities of $938,666.

Cash Flows from Operating Activities

Cash flows used in operating activities during the three months ended March 31, 2014 was $224,670 which consisted of a net loss of $644,656, non-cash expenses and gains of $279,042 and positive changes in working capital of $140,945. Net cash used in operating activities during the same period in 2013 was $95,909 which consisted of a net loss of $235,097, non-cash expenses of $1,322 and positive changes in working capital of $137,866. The change in net cash used in operating activities was primarily due to an increase in net loss of $409,559, a significantly greater amount of non-cash expenses and gains, a greater change in prepaid expenses and a lesser change in accounts payable and accrued expenses.

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Date: May 22, 2014	By:	/s/ Devon Jones
Devon Jones
Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2014	By:	/s/ Philip Kirkland
Philip Kirkland
Chief Financial Officer
(Principal Financial and Accounting Officer)

