Form 10-Q
period 2014-06-30
Intelligent Highway Solutions, Inc.
filed 2014-08-19
CIK 1549719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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

As of August 19, 2014, there were 20,119,403 shares of common stock, $0.0001 par value issued and outstanding.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

JUNE 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$58,218	$28,664
Accounts receivable, net of allowance of $0	238,703	-
Prepaid expenses	238,082	194,481
Deferred loan costs, current	129,468	138,324
Total current assets	664,471	361,469

Property and equipment, net of accumulated depreciation of $3,455 and $1,607	16,814	1,752
Deferred loan costs, net	10,190	60,128

Total assets	$691,475	$423,349

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$40	$40
Accounts payable	198,407	89,562
Accrued expenses and other liabilities	989,245	909,105
Notes payable, current portion	89,000	252,274
Convertible notes payable, current portion, net of discounts of $173,288 and $0	203,212	30,000
Notes payable, related party, current portion	8,000	-
Derivative liability	348,826	46,023
Accrued interest	65,551	113,599
Total current liabilities	1,902,281	1,440,603

Convertible notes payable, net of discounts of $303,599 and $651,780	177,235	248,220

Total liabilities	2,079,516	1,688,823

Stockholders' deficit
Common stock, $0.00001 par value; 100,000,000 shares authorized; 17,798,408 and 11,933,666 issued; 17,748,408 and 11,933,666 outstanding at June 30, 2014 and December 31, 2013	178	119
Additional paid-in capital	4,037,517	2,071,274
Treasury stock, 50,000 shares at $.084 per share	(4,200)	-
Accumulated deficit	(5,421,536)	(3,336,867)
Total stockholders' deficit	(1,388,041)	(1,265,474)

Total liabilities and stockholders' deficit	$691,475	$423,349

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
Revenue	$401,681	$50,308	$465,833	$670,553
Cost of sales	295,865	210,982	353,880	809,764
Gross profit	105,816	(160,674)	111,953	(139,211)

Operating expenses
Salaries and wages	53,084	59,856	106,836	127,217
General and administrative	717,118	212,597	1,090,039	386,011
Total operating expenses	770,202	272,453	1,196,875	513,228

Loss from operations	(664,386)	(433,127)	(1,084,922)	(652,439)

Other income (expense)
Gain on extinguishment of debt	34,218	-	118,291	-
Loss on derivative fair value adjustment	(94,209)	(16,283)	(150,063)	(16,283)
Loss on settlement	(175,000)	-	(175,000)	-
Interest expense	(540,635)	(145,718)	(792,975)	(161,503)
Total other expense	(775,626)	(162,001)	(999,747)	(177,786)

Loss before income taxes	(1,440,012)	(595,128)	(2,084,669)	(830,225)

Provision for income taxes	-	-	-	-

Net loss	$(1,440,012)	$(595,128)	$(2,084,669)	$(830,225)

Basic and diluted loss per common share	$(0.10)	$(0.06)	$(0.15)	$(0.08)

Basic and diluted weighted average shares outstanding	14,779,792	10,404,666	13,572,784	10,404,666

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2014	2013
		(Restated)
Cash flows from operating activities
Net loss	$(2,084,669)	$(830,225)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	203,324	-
Common stock issued for settlement	287,064	-
Common stock issued as loan origination fee	-	6,250
Gain on forgiveness of debt	(118,291)	-
Depreciation	1,848	336
Amortization of deferred loan costs	70,125	-
Amortization of loan origination fee	90,283	-
Loss on derivative fair value adjustment	150,063	16,283
Excess derivative liability charged to interest	-	70,000
Allowance for doubtful accounts	-	(13,158)
Amortization of debt discount	578,205	55,678
Changes in operating assets and liabilities
Accounts receivable	(238,703)	261,749
Other receivables	-	(113,009)
Prepaid expenses	373,399	9,153
Deferred loan costs	-	(61,000)
Accounts payable	252,136	20,254
Accrued interest	12,520	(25,571)
Accrued expenses and other liabilities	80,360	6,650
Net cash used in operating activities	(342,336)	(596,610)

Cash flows from investing activities
Purchase of equipment	(16,910)	-
Net cash used in investing activities	(16,910)	-

Cash flows from financing activities
Repayment of bank overdraft	-	(1,678)
Proceeds from convertible notes payable	305,000	730,000
Proceeds from notes payable	210,000	-
Repayments of notes payable	(130,000)	(39,589)
Proceeds from related party notes payable	8,000	-
Purchase of treasury stock	(4,200)	-
Net cash provided by financing activities	388,800	688,733

Change in cash and cash equivalents	29,554	92,123
Cash at beginning of period	28,664	-
Cash at end of period	$58,218	$92,123

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$47,507
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Common stock issued as loan repayment	$602,503	$-
Common stock issued as interest repayment	$45,165	$-
Debt discount on convertible notes	$392,128	$610,000
Initial measurements of derivative liabilities	$312,128	$30,000
Exchange of note payable and accrued interest for convertible note payable	$212,526	$-

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

Intelligent Highway Solutions, Inc.  (the “Company” or “IHS”) was formed on April 22, 2011; IHS is a technology based intelligent highway solutions contractor. Through June 30, 2013, the Company’s primary focus was in the California transportation market providing services that range from providing labor, materials, and related equipment for corrective service and maintenance services for the State’s transportation infrastructure. Since that time, the Company has devoted its time to electrical service contracts. Additionally, the Company intends to develop transportation technology services that enable vehicles, roads, traffic lights, message signs, and other elements to become “intelligent” by embedding them with microchips and sensors and by empowering them to communicate with each other via wireless technologies. The acceleration of data collection and communication will allow state governments to improve transportation system performance by reducing congestion and increasing both traveler safety and convenience.

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods ended June 30, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the periods ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

June 30, 2014

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

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts, is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. The Company had bad debt expense of $0 during the three and six months ended June 30, 2014 and a bad debt recovery of $13,158 during the three and six months ended June 30, 2013.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. Balances of each asset class as of June 30, 2014 and December 31, 2013 were:

	June 30, 2014	December 31, 2013
Machinery and equipment	$2,149	$2,149
Furniture and fixtures	6,273	1,210
Vehicles	11,847	-
Sub Total	$20,269	$3,359

Accumulated depreciation	(3,455)	(1,607)
Total	$16,814	$1,752

Depreciation expense for the six months ended June 30, 2014 and 2013 was $1,848 and $336, respectively. Depreciation expense for the three months ended June 30, 2014 and 2013 was $1,577 and $168, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Deferred rent payable	$1,838	$2,673
Payroll tax liabilities	692,053	637,139
Other payroll accruals	44,973	51,711
Other	250,381	217,582
Total	$989,245	$909,105

Revenue Recognition

Service revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. The Company’s service revenue is largely attributable professional engineering services where the fee is based on the billable rate of the employees.

Cost of Sales

Cost of sales comprises of costs associated with providing services related to the Company’s contracts including direct labor costs, job materials, automobile fuel, insurance, maintenance and operating leases. Cost of sales totaled $295,865 and $210,982 for the three months ended June 30, 2014 and 2013, respectively. Cost of sales totaled $353,880 and $809,764 during the six months ended June 30, 2014 and 2013, respectively.

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

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the three and six months ended June 30, 2014 and 2013, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 6,258,491 such potentially dilutive shares excluded for the three and six months ended June 30, 2014 and 2013, respectively.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 5 - FAIR VALUE MEASUREMENTS

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy.  The following table presents information about the Company’s liabilities measured at fair value as of June 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Fair Value at June 30, 2014
Liabilities
Derivative Liability	-	$348,826	-	$348,826

	Level 1	Level 2	Level 3	Fair Value at December 31, 2013
Liabilities
Derivative Liability	-	46,023	-	46,023

The changes in the fair value of recurring fair value measurements are measured using the Black Scholes valuation model, and relate solely to the derivative liability as follows:

Balance at December 31, 2013	$46,023
Derivative liabilities recorded	312,130
Change due to note conversion	(159,390)
Fair value adjustment	150,063
Balance at June 30, 2014	$348,826

NOTE 6 – NOTES PAYABLE

On November 21, 2011 the Company received a loan in the amount of $27,000 from Byrd & Company LLC, Emerging Markets Consulting LLC, and Douglas S. Hackett ($9,000 from each party). The loan is unsecured and bears a simple interest of 12% per annum to be amortized in 6 equal installments of principal and interest commencing January 1, 2012 through June 1, 2012. Our Chief Executive Officer, Devon Jones, and our Chief Financial Officer and Chief Operating Officer, Philip Kirkland, have personally guaranteed this loan.  On March 1, 2012, the Company issued Emerging Markets Consulting, LLC shares of common stock equivalent to $19,000, $10,000 for cash and $9,000 in satisfaction of the outstanding loan.  Accordingly, the loan from Emerging Markets Consulting, LLC is no longer outstanding.   Byrd & Company was repaid $3,803 and $3,917 during the years ended December 31, 2013 and 2012 with the remaining balance of $1,200 being forgiven during the year ended December 31, 2013. Also, the Company is negotiating to amend or extend the terms of the remaining amount of the note from Douglas S. Hackett. There was $9,000 and $9,000 in principal plus accrued interest of $2,814 and $2,278 due at June 30, 2014 and December 31, 2013.

On April 14, 2014, the Company received a loan in the amount of $90,000 from Innovest, LLC. The loan is due on August 14, 2014 with $30,000 payment due on each June 14, 2014; July 14, 2014 and August 14, 2014. The loan is unsecured and non-interest bearing. In the event of default, the note shall bear interest at 18% per annum. Additionally, the Company is obligated to issue 50,000 shares of common stock in the event of late payments. The note holder was also issued 75,000 shares of common stock as an incentive to enter into the note.

On May 22, 2014, the Company entered into two separate note agreements for $50,000 ($100,000 total). The notes carried a fixed interest amount of $400 and were due on June 15, 2014. If the loans were not repaid by the due date, the Company had the obligation to issue 25,000 shares of common stock to each note holder for each consecutive week the notes were outstanding. Additionally, the note holders each received 100,000 shares of common stock as an incentive to enter into the notes and had the right to sell back 25,000 shares of common stock to the Company for $2,100. The notes, including the fixed interest amounts, were repaid on June 26, 2014. Additionally, each note holder exercised its right to sell back 25,000 shares of common stock each to the Company for $2,100. Late penalties yielded an additional 50,000 common shares being issued to each note holder.

On April 17, 2014, the Company received a loan in the amount of $20,000 from Seton Securities. The loan is unsecured, due on demand and non-interest bearing. There was $20,000 and $0 in principal and no accrued interest due at June 30, 2014 and December 31, 2013.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On October 26, 2012, the Company received a loan totaling $30,000 from an unrelated party. The note bears interest at 10% per annum and had an original maturity date of April 26, 2013; however, the Company is in negotiations to extend the maturity date. There was $30,000 in principal plus accrued interest of $6,115 and $4,627 at June 30, 2014 and December 31, 2013. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30.

On February 27, 2014, the Company received a loan totaling $339,026 from an unrelated party. The note bears interest at 10% per annum and matures February 27, 2015. Of the $339,026 total note, $212,526 was paid to former note holders on our behalf and $1,500 was withheld as debt issue costs resulting in net cash proceeds to the company of $125,000. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 35% discount from the lowest daily volume weighted average price in the five days prior to conversion, but not less than $0.00004. On various dates during the six months ended June 30, 2014, the Company accepted nine separate partial conversions of the note resulting in a total of 564,399 shares of common stock being issued in exchange for $92,526 of principal. There was $246,500 in principal plus $9,861 in accrued interest due at June 30, 2014.

On January 30, 2014, the Company entered into a note with an unrelated party to borrow up to $300,000 which would carry $35,000 as an original issue discount bringing the total note to $335,000 if fully borrowed. Upon closing the agreement, the Company received a loan totaling $50,000 which carried a prorated original issue discount of $5,833 bringing the total note to $55,833. An additional $55,000 was borrowed during the three months ended June 30, 2014. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to the lesser of $0.65 or 60% of the lowest trade price in the twenty five (25) trading days prior to conversion, but does not become convertible until 180 days after the effective date which is July 29, 2014. The note requires a minimum of two million five hundred thousand (2,500,0000) to be held in reserve in the instance of conversion. The note carried interest at 12% per annum and is due on January 30, 2016. There was $110,833 in principal plus $2,772 in interest due at June 30, 2014.

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

During the six months ended June 30, 2014, the Company entered into debt agreements with various individuals to borrow a total of $310,000 which was $305,000 in cash and $5,000 as a reduction of accounts payable. The notes accrue interest at 10% per annum and are due in are due in full between March and April 2016 with no repayments due before maturity. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30. The intrinsic value of the conversion feature in these notes resulted in debt discounts totaling $310,000 which will be amortized over the lives of the notes. $10  ,007 of the debt discounts were recognized in interest expense during the six months ended June 30, 2014 leaving an unamortized discount of $69,993 at June 30, 2014. Additionally, during the six months ended June 30, 2014, the Company accepted the full conversion of eight notes and the partial conversion of third to common stock at $0.30 per share resulting in 1,699,999 shares of common stock being issued in consideration of $510,000 of principal plus 140,228 shares of common stock being issued in consideration of $45,166 of accrued interst. The following table depicts the amounts due for each note as of June 30, 2014:

	Maturity Date	Principal	Debt Discount	Carrying Amount	Accrued Interest
Note holder 1	1/24/2015	$50,000	$-	$50,000	$12,507
Note holder 1	4/24/2016	15,000	(13,623)	1,377	274
Note holder 4	3/21/2016	30,000	(25,849)	4,151	830
Note holder 7	5/9/2015	50,000	(21,438)	28,562	5,712
Note holder 10	7/1/2015	100,000	(50,137)	49,863	9,973
Note holder 10	10/29/2015	25,000	(16,849)	8,151	1,630
Note holder 11	7/15/2024	50,000	(26,027)	23,973	4,795
Note holder 12	8/20/2015	25,000	(14,726)	10,274	2,055
Note holder 12	10/18/2015	25,000	(16,712)	8,288	1,658
Note holder 13	10/23/2015	20,000	(13,096)	6,904	1,381
Note holder 16	12/30/2015	45,000	(33,781)	11,219	2,244
Note holder 17	3/26/2016	25,000	(21,712)	3,288	692
Note holder 18	4/4/2016	10,000	(8,810)	1,190	238
Total		$470,000	$(262,760)	$207,240	$43,989

NOTE 8 – RELATED PARTY TRANSACTIONS

We have engaged an entity controlled by the director of the Company to perform consulting services related to the development of new technologies. Payments to this party totaled $1,500 and $8,000 during the three months ended June 30, 2014 and 2013 and $2,500 and $9,775 during the six months ended June 30, 2014 and 2013.

During the six months ended June 30, 2014, the Company received an interest free $8,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 100,000,000 shares of $0.00001 par value common stock. During the six months ended June 30, 2014, the Company issued a total of 2,325,000 common shares for services provided by various consultants, 7,500 common shares as settlement of a payable, 752,616 common shares as settlements of certain claims brought against the company by two separate entities, 2,264,398 common shares for total note conversions of $602,526, 140,228 common shares for total accrued interest conversions of $45,166, 375,000 common shares as debt issue costs and repurchased a total of 50,000 common shares for $4,200 of cash.

There was 17,798,408 shares issued and 17,748,408 outstanding as of June 30, 2014.

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

As of June 30, 2014 and December 31, 2013, the Company had accrued $692,053 and $637,139 and in payroll tax liabilities.  The payment of these liabilities has not been made due to our limited profitability.  Due to the uncertainty regarding our future profitability, it is difficult to predict our ability to pay these liabilities.   As a result, a federal tax lien has been levied that will have to be satisfied.

Vehicle Leases

The Company previously had entered into twelve separate month to month leases on various vehicles which required total monthly payments of $3,971. The vehicles related to these leases were purchased by the Company in April 2014.

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

The Company’s property lease is for an initial period of thirteen months from October 2011 and may be extended in two separate thirteen-month increments for up to a total term of 39 months. The Company may not terminate this lease prior to the agreed upon termination date. The minimum future annual rental commitments are as follows:

2014	21,762
2015	1,053

Total annual lease commitments	$22,815

NOTE 11 – DERIVATIVE LIABILITY

As of June 30, 2014 the Company had a $348,826 derivative liability balance on the balance sheet and recorded a loss from derivative liability fair value adjustment of $94,209 and $150,063 during the three and six months ended June 30, 2014.  The derivative liability activity comes from convertible notes payable as follows:

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

The debt discount for the note was amortized over the term of our stock’s opening trading day to the original maturity, or two days. On June 30, 2014, the Company marked-to-market the fair value of the derivative liabilities related to note and determined an aggregate fair value of $13,308 and recorded a gain of $16,287 and loss of $151 loss from change in fair value of derivatives for three and six months ended June 30, 2014. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 373%, (3) risk-free interest rate of .04%, (4) expected life of 0.32 of a year, and (5) estimated fair value of the Company’s common stock of $0.18 per share.

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

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception date of the note was $312,128 which was recorded as a debt discount, which is up to but not more than the net proceeds of the notes.  The fair value of $368,056 was recorded as a derivative liability on the balance sheet.

The debt discount for the notes will be amortized over the term of the note, or one year. On June 30, 2014, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $335,528 and recorded a $110,496 and $1,55,484 loss from change in fair value of derivatives for three and six months ended June 30, 2014. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 280%, (3) risk-free interest rate of .07%, (4) expected life of 0.66 of a year, and (5) estimated fair value of the Company’s common stock of $0.18 per share.

NOTE 12 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the six month period ended June 30, 2014:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2013	293,333	$0.30
Granted	201,666	0.30
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, June 30, 2014	494,999	$0.30

The following table discloses information regarding outstanding and exercisable options and warrants at June 30, 2014:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.30	494,999	$0.30	3.15	311,666	$0.30
	494,999	$0.30	3.15	311,666	$0.30

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

June 30, 2014
Expected term of options granted	2 - 5 years
Expected volatility range	394 - 408%
Range of risk-free interest rates	1.70 – 1.73%
Expected dividend yield	0%

NOTE 13 - RESTATEMENT

The Company has restated its results for the three and six months ended June 30, 2013 to appropriately reflect the issuance of options as part of debt issue costs, the amortization of those issue costs, the recognition of prepaid expenses associated with common stock grants during the year ended December 31, 2012 and the treatment of previously capitalized leases as operating leases. The net effect on the revised balance sheet and statements of operations for June 30, 2013 are:

Balance Sheet:
	Original	Adjustments	As Restated
Total assets	$285,277	$422,497	$707,774
Total current liabilities	1,272,058	457,042	1,729,100
Common stock	104	3	107
Additional paid in capital	751,086	222,337	973,423
Accumulated deficit	(1,122,500)	(1,058,075)	(2,180,575)

Statement of Operations - three months ended June 30, 2013:
	Original	Adjustments	As Restated
Revenue	$49,323	$985)	$50,308
Cost of sales	201,432	9,550	210,982
Operating expenses	320,897	(48,444)	272,453
Other income (expense)	(143,196)	(18,805)	(162,001)
Provision for income taxes	-	-	-
Net loss	(616,202)	21,074)	(595,128)
Net loss per common share	(0.06)	0.00	(0.06)
Weighted average shares outstanding	10,404,666	-	10,404,666

Statement of Operations - six months ended June 30, 2013:
	Original	Adjustments	As Restated
Revenue	$670,553	$-	$670,553
Cost of sales	790,769	18,995	809,764
Operating expenses	569,116	(55,888)	513,228
Other income (expense)	(157,827)	(19,959)	(177,786)
Provision for income taxes	-	-	-
Net loss	(847,159)	16,931	(830,225)
Net loss per common share	(0.08)	0.00	(0.08)
Weighted average shares outstanding	10,404,666	-	10,404,666

NOTE 14 – SUBSEQUENT EVENTS

On various dates in July 2014, the Company accepted three separate partial note payable conversions from a convertible note holder. The three separate conversions were for 232,677 common shares valued at $25,000; 151,922 common shares valued at $15,000 and 169,683 common shares valued at $15,000. In total, the three conversions resulted in 554,282 common shares being issued in consideration of a $55,000 reduction of notes payable.

On July 8, 2014, the Company accepted the conversion of one of its convertible note holders resulting in 333,333 shares of common stock being issued as a reduction of $100,000 note plus 33,973 shares of common stock being issued in consideration of $10,192 of accrued interest.

On July 25, 2014, the Company agreed to issue 200,000 shares of common stock as settlement of a $9,000 note payable plus $2,814 of accrued interest.

On July 30, 2014, the Company accepted a partial conversion from one of its convertible note holders to issue 150,000 shares of common stock as a conversion of $9,000 of principal.

On July 14, 2014, the Company issued 500,000 shares of common stock for services performed on behalf of the Company. The shares were valued at the closing price of the stock on that day of $0.19 resulting in a total value of $95,000.

On July 18, 2014, the Company entered into an agreement to sell 800,000 shares of common stock at $0.14 per share resulting in net proceeds to the Company of $112,000. However, $84,083 was returned to the investor on August 15, 2014 resulting net proceeds of $27,917 in exchange for 199,407 common shares being issued.

On August 6, 2014, the Company entered into a $50,000 note with an unrelated party. The note carries fixed interest of $400 if it is repaid within 30 days and $800 if repaid thereafter with the note maturing on October 6, 2014. Additionally, the note holder was issued 175,000 shares of common stock of which the holder has the option to sell back 50,000 for $2,100 of cash if the note is repaid within 30 days and $4,200 if repaid thereafter. If the note is not repaid within 30 days, the holder is entitled to receive an additional 125,000 shares of common stock. If the note is not repaid within 60 days, the holder is entitled to an additional 25,000 shares of common stock for each week there remains unpaid principal.

On August 8, 2014, the Company entered into a $50,000 note with an unrelated party. The note carries fixed interest of $400 if it is repaid within 30 days and $800 if repaid thereafter with the note maturing on October 6, 2014. Additionally, the note holder was issued 175,000 shares of common stock of which the holder has the option to sell back 50,000 for $2,100 of cash if the note is repaid within 30 days and $4,200 if repaid thereafter. If the note is not repaid within 30 days, the holder is entitled to receive an additional 125,000 shares of common stock. If the note is not repaid within 60 days, the holder is entitled to an additional 25,000 shares of common stock for each week there remains unpaid principal.

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

Results of Operations

Revenue

Through the second quarter of 2013, we generated revenue through servicing contracts with CalTrans for the maintenance of the Tosnet system within certain areas of California. The contracts with CalTrans accounted for 100% of revenue during the three months ended March 31, 2013. During the first quarter of 2014, we entered into an agreement with Honeywell Building Solutions (“Honeywell”) to provide electrical contracting services in connection with ongoing construction projects. This agreement accounted for 100% of our revenues during the three and six months ended June 30, 2014.

Three months ended June 30, 2014 and 2013

	Three months ended June 30,
	2014	2013	Change
Revenue	$401,681	$50,308	$351,373

Revenues for the three months ended June 30, 2014 were $401,681 compared to $50,308 during the same period in 2013. The increase of $351,373 or 698% is the result of discontinuing the Tosnet contracts early in the second quarter of 2013 and providing services to Honeywell Building Solutions during the full second quarter of 2014.

Six months ended June 30, 2014 and 2013

	Six months ended June 30,
	2014	2013	Change
Revenue	$465,833	$670,553	$(204,720)

Revenues for the six months ended June 30, 2014 were $465,833 compared to $670,553 during the same period in 2013. The decrease of $204,720 or 31% is the result of the Company no longer servicing the contracts to maintain the Tosnet systems and instead engaging Honeywell Building Solutions on a much smaller scale project.

Cost of Goods Sold

Cost of goods sold consist of the costs associated with direct labor, truck leases and job materials associated with servicing the Honeywell contract in 2014 and maintaining the Tosnet systems during 2013. Such costs consist of direct labor and vehicle related costs including maintenance, rental, fuel, and insurance.

Three months ended June 30, 2014 and 2013

	Three months ended June 30,
	2014	2013	Change
Labor	$257,377	$142,745	$114,632
Fuel	1,367	31,321	(29,954)
Vehicle Lease™	19,990	26,768	(6,778)
Other	17,131	10,148	6,983
Total	$295,865	$210,982	$84,886

Cost of goods sold for the three months ended June 30, 2014 were $295,865 compared to $210,964 during the same period in 2013. The increase of $84,886 or 40% is the result of the timing of the loss of our contracts with CalTrans to maintain the Tosnet system which occurred early in the second quarter of 2013. During the six months ended June 30, 2014, we entered into an agreement with Honeywell as described previously which is a much smaller scale project. Although the project is smaller in scale, we serviced it for the full three months ended June 30, 2014 where the CalTrans contract during the second quarter of 2013 was serviced for a shorter amount of time.

Six months ended June 30, 2014 and 2013

	Six months ended June 30,
	2014	2013	Change
Labor	$279,224	$661,624	$(382,400)
Fuel	2,258	73,748	(71,490)
Vehicle Lease	29,372	52,040	(22,668)
Other	43,026	22,352	20,674
Total	$353,880	$809,764	$(455,884)

Cost of goods sold for the six months ended June 30, 2014 were $353,880 compared to $809,764 during the same period in 2013. The decrease of $455,884 or 56% is the result of the loss of our contracts with CalTrans to maintain the Tosnet system. As a result of the loss of these contracts, we terminated the employment of the employees previously maintaining the system and incurred no other costs to maintain these contracts as we were no longer servicing them. During the six months ended June 30, 2014, we entered into an agreement with Honeywell as described previously which is a much smaller scale project. We require fewer employees to service this contract as well as lesser overall vehicle related expenses.

Operating Expenses

Three months ended June 30, 2014 and 2013

	Three months ended June 30,
	2014	2013	Change
Salaries and wages	$53,084	$59,856	$(6,772)
Professional services	503,015	199,090	303,925
Accounts receivable factoring fees	-	26,509	(26,509)
Other	214,103	(13,002)	227,105
Total	$770,202	$272,453	$497,749

Operating expenses for the three months ended June 30, 2014 were $770,202 compared to $272,453 during the same period in 2013. The increase of approximately 183% is the result of additional non-cash professional fees related to the recognition of stock based expenses that occurred in 2014 and were not existent in 2013. These fees were incremental to those incurred during the six months ended June 30, 2013. Additionally we incurred incremental costs in 2014 associated with the settlement of certain claims by former service providers.

Six months ended June 30, 2014 and 2013

	Six months ended June 30,
	2014	2013	Change
Salaries and wages	$106,836	$127,217	$(20,381)
Professional services	844,743	318,113	526,630
Accounts receivable factoring fees	-	55,684	(55,684)
Other	245,296	12,214	233,082
Total	$1,196,875	$513,228	$683,647

Operating expenses for the six months ended June 30, 2014 were $1,196,875 compared to $513,228 during the same period in 2013. The increase of approximately 133% is the result of additional non-cash professional fees related to the recognition of stock based expenses that occurred in 2014 and were not existent in 2013. These fees were incremental to those incurred during the six months ended June 30, 2013. Additionally we incurred incremental costs in 2014 associated with the settlement of certain claims by former service providers.

Other Income and Expenses

Three months ended June 30, 2014 and 2013

	Three months ended June 30,
	2014	2013	Change
Interest expense, net	$(540,635)	$(145,718)	$(394,917)
Gain on extinguishment of debt	34,218	-	34,218
Loss on settlement	(175,000)	-	(175,000)
Loss on derivative fair value adjustment	(94,209)	(16,283)	(77,926)
Total	$(775,626)	$(162,001)	$(613,625)

Other income and expenses during the three months ended June 30, 2014 were a net expense of $775,626 compared to $162,001 for the same period in 2013, The increase of $613,625 or approximately 379% was the result of additional non-cash interest expense recognized on the amortization of debt discounts and original debt issue costs totaling $514,100 during the three months ended June 30, 2014 compared to $54,524 during the same period in 2013. The $77,926 increase in loss on derivative fair value adjustment during the three months ended June 30, 2014 is the result of the change in the fair value of the derivative associated with a convertible note that was not present in 2013.

Six months ended June 30, 2014 and 2013

	Six months ended June 30,
	2014	2013	Change
Interest expense, net	$(792,975)	$(161,503)	$(631,472)
Gain on extinguishment of debt	118,291	-	118,291
Loss on settlement	(175,000)	-	(175,000)
Loss on derivative fair value adjustment	(150,063)	(16,283)	(133,780)
Total	$(999,747)	$(177,786)	$(821,961)

Other income and expenses during the six months ended June 30, 2014 were a net expense of $999,747 compared to $177,786 for the same period in 2013, The increase of $821,961 or approximately 462% was the result of additional non-cash interest expense recognized on the amortization of debt discounts and original debt issue costs totaling $648,330 during the six months ended June 30, 2014 compared to $55,678 during the same period in 2013. The $133,780 increase in loss on derivative fair value adjustment during the six months ended June 30, 2014 is the result of the change in the fair value of the derivative associated with a convertible note that was not present in 2013.

Net Loss

Three months ended June 30, 2014 and 2013

	Three months ended June 30,
	2014	2013	Change
Net loss	$(1,440,012)	$(595,110)	$(844,902)
As a percentage of revenue	-358%	-1183%	824%

Net loss for the three months ended June 30, 2014 was $1,440,012 compared to $595,110 during the same period in 2013. The decrease of $844,902 is the result of reduced revenues from the loss of the Tosnet systems maintenance contracts, increased professional fees as described above and the recognition of non-cash operating and interest expenses associated with debt discounts and derivative liability on certain convertible notes.

Six months ended June 30, 2014 and 2013

	Six months ended June 30,
	2014	2013	Change
Net loss	$(2,084,669)	$(830,225)	$(1,254,444)
As a percentage of revenue	-448%	-124%	-324%

Net loss for the six months ended June 30, 2014 was $2,084,669 compared to $830,225 during the same period in 2013. The decrease of $1,254,444 is the result of reduced revenues from the loss of the Tosnet systems maintenance contracts, increased professional fees as described above and the recognition of non-cash operating and interest expenses associated with debt discounts and derivative liability on certain convertible notes.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $58,218, total current assets of $664,471 and total current liabilities of $1,902,281 creating a working capital deficit of $1,237,810. Current assets consisted of $58,218 in cash, $238,703 of accounts receivable, $238,082 of prepaid expenses and current deferred loan costs of $129,468. Current liabilities consisted of a bank overdraft of $40, accounts payable $198,407, current notes payable of $89,000, current convertible notes payable net of discounts of $203,212, a derivative liability of $348,826, accrued interest of $65,551, a related party loan of $8,000 and accrued expenses and other liabilities of $989,245.

Cash Flows from Operating Activities

Cash flows used in operating activities during the six months ended June 30 was $342,336 which consisted of a net loss of $2,084,669, non-cash expenses and gains of $1,330,912 and positive changes in working capital of $411,421. Net cash used in operating activities during the same period in 2013 was $596,610 which consisted of a net loss of $830,225, non-cash expenses of $135,389 and positive changes in working capital of $98,226. The change in net cash used in operating activities was primarily due to an increase in net loss of $1,254,444 which was offset by a significantly greater amount of non-cash expenses and gains, a greater changes in prepaid expenses, accounts receivable, accounts payable and accrued liabilities.

We expect our cash used in operating activities will increase over the next twelve months as we are uncertain of our opportunities to generate revenue in the near term while we will still recognize significant non-cash expenses.

Cash Flows from Investing Activities

During the six months ended June 30, 2014, we used $16,910 of cash in investing activities for the purchase of equipment compared to $0 during the six months ended June 30, 2013.

Cash Flows from Financing Activities

Cash flows from financing activities during the six months ended June 30, 2014 were $388,800 compared to $688,733 during the same period in 2013. Cash provided by financing activities during the six months ended June 30, 2014 consisted of proceeds from convertible notes payable of $305,000, proceeds from notes payable of $210,000, proceeds of related party notes of $8,000, repayments of notes payable of $130,000 and the purchase of 50,000 shares of treasury stock for $4,200. Cash provided by financing activities during the same period in 2013 consisted of repayments of a bank overdraft totaling $1,678, proceeds from convertible notes payable of $730,000 and repayments of notes payable of $39,589.

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

Recent Accounting Pronouncements

Critical Accounting Policies

There have been no changes in the Company's significant accounting policies for the three months ended June 30, 2014 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of June 30, 2014 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended June 30, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                  Defaults Upon Senior Securities.

None

Item 4.                  Mine Safety Disclosures.

Not applicable

Item 5.                  Other Information.

None

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Date: August 19, 2014	By:	/s/ Devon Jones
Devon Jones
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2014	By:	/s/ Philip Kirkland
Philip Kirkland
Chief Financial Officer
(Principal Financial and Accounting Officer)

