Form 10-Q/A
period 2014-06-30
Intelligent Highway Solutions, Inc.
filed 2014-08-20
CIK 1549719

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

Explanatory Note

The purpose of the Amendment No. 1 to Form 10–Q for the quarter ended June 30, 2014 for Intelligent Highway Solutions, Inc. filed with the Securities and Exchange Commission on August 19, 2014 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Date: August 20, 2014	By:	/s/ Devon Jones
Devon Jones
Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2014	By:	/s/ Philip Kirkland
Philip Kirkland
Chief Financial Officer
(Principal Financial and Accounting Officer)