Form 10-Q
period 2014-09-30
Intelligent Highway Solutions, Inc.
filed 2014-11-19
CIK 1549719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

8 Light Sky Court

Sacramento, CA 95828

(Address of principal executive offices (Zip Code)

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

As of November 19, 2014, there were 29,055,535 shares of common stock, $0.00001 par value outstanding.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$28,664
Accounts receivable, net of allowance of $0	202,942	-
Prepaid expenses	228,576	194,481
Deferred loan costs, current	98,659	138,324
Total current assets	530,177	361,469

Property and equipment, net of accumulated depreciation of $5,525 and $1,607	14,744	1,752
Deferred loan costs, net	4,706	60,128

Total assets	$549,627	$423,349

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$11,785	$40
Accounts payable	117,205	89,562
Accrued expenses and other liabilities	913,059	909,105
Notes payable, current portion	195,000	252,274
Convertible notes payable, current portion, net of discounts of $145,908 and $0	195,592	30,000
Notes payable, related party, current portion	10,000	-
Derivative liability	184,934	46,023
Accrued interest	73,938	113,599
Total current liabilities	1,701,513	1,440,603

Convertible notes payable, net of discounts of $161,613 and $651,780	73,223	248,220

Total liabilities	1,774,736	1,688,823

Stockholders' deficit

Common stock, $0.00001 par value; 100,000,000 shares authorized; 24,777,724 and 11,933,666 issued; 24,727,724 and 11,933,666 outstanding at September 30, 2014 and December 31, 2013	248	119
Common stock subscribed	40,000	-
Additional paid-in capital	4,955,033	2,071,274
Treasury stock, 50,000 shares at $.084 per share	(4,200)	-
Accumulated deficit	(6,216,190)	(3,336,867)
Total stockholders' deficit	(1,225,109)	(1,265,474)

Total liabilities and stockholders' deficit	$549,627	$423,349

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
Revenue	$251,210	$-	$717,043	$670,553
Cost of sales	201,328	-	555,208	809,764
Gross profit	49,882	-	161,835	(139,211)

Operating expenses
Salaries and wages	23,913	58,812	130,749	186,029
General and administrative	434,165	185,052	1,524,204	571,063
Total operating expenses	458,078	243,864	1,654,953	757,092

Loss from operations	(408,196)	(243,864)	(1,493,118)	(896,303)

Other income (expense)
(Loss) gain on extinguishment of debt	(22,112)	-	96,179	-
Gain (loss) on derivative fair value adjustment	138,011	27,213	(12,052)	10,930
Loss on settlement	-	-	(175,000)	-
Interest expense	(502,357)	(154,658)	(1,295,332)	(316,161)
Total other expense	(386,458)	(127,445)	(1,386,205)	(305,231)

Loss before income taxes	(794,654)	(371,309)	(2,879,323)	(1,201,534)

Provision for income taxes	-	-	-	-

Net loss	$(794,654)	$(371,309)	$(2,879,323)	$(1,201,534)

Basic and diluted loss per common share	$(0.04)	$(0.04)	$(0.18)	$(0.12)

Basic and diluted weighted average shares outstanding	20,735,595	10,404,666	16,079,394	10,404,666

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2014	2013
		(Restated)
Cash flows from operating activities
Net loss	$(2,879,323)	$(1,201,534)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	987,556	-
Common stock issued for penalties	18,500	-
Common stock issued for settlement	269,833	-
Common stock issued as loan origination fee	-	6,250
Gain on forgiveness of debt	(96,179)	-
Depreciation	3,918	504
Amortization of deferred loan costs	308,780	-
Amortization of loan origination fee	159,751	-
Loss on derivative fair value adjustment	12,052	(10,930)
Excess derivative liability charged to interest	12,795	70,000
Allowance for doubtful accounts	-	(17,850)
Amortization of debt discount	738,181	179,117
Changes in operating assets and liabilities
Accounts receivable	(202,942)	275,910
Other receivables	-	120
Prepaid expenses	(34,095)	16,519
Deferred loan costs	-	(78,500)
Accounts payable	81,822	17,281
Accrued interest	31,098	5,649
Accrued expenses and other liabilities	3,954	15,142
Net cash used in operating activities	(584,299)	(722,322)
Cash flows from investing activities
Purchase of equipment	(16,910)	-
Net cash used in investing activities	(16,910)	-
Cash flows from financing activities
Repayment of bank overdraft	-	(1,678)
Proceeds from bank overdraft	11,745	-
Proceeds from convertible notes payable	450,000	785,000
Proceeds from notes payable	225,000	-
Repayments of notes payable	(187,916)	(39,589)
Proceeds from related party notes payable	10,000	-
Proceeds from common stock subscriptions	40,000	-
Proceeds from common stock issued for cash	27,916	-
Purchase of treasury stock	(4,200)	-
Net cash provided by financing activities	572,545	743,733
Change in cash and cash equivalents	(28,664)	21,411
Cash at beginning of period	28,664	-
Cash at end of period	$-	$21,411
Supplemental disclosures of cash flow information
Cash paid for interest	$-	$47,507
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash financing activities :
Common stock issued as loan repayment	$602,503	$-
Common stock issued as interest repayment	$45,165	$-
Debt discount on convertible notes	$392,128	$610,000
Initial measurements of derivative liabilities	$312,128	$30,000
Exchange of note payable and accrued interest for convertible note payable	$212,526	$-

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2014

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

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods ended September 30, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the periods ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

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

September 30, 2014

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

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts, is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. The Company had bad debt expense of $0 during the three and nine months ended September 30, 2014 and a bad debt recovery of $0 and $13,158 during the three and nine months ended September 30, 2013.

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2014

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. Balances of each asset class as of September, 2014 and December 31, 2013 were:

	September 30, 2014	December 31, 2013
Machinery and equipment	$2,149	$2,149
Furniture and fixtures	6,273	1,210
Vehicles	11,847	-
Sub Total	$20,269	$3,359

Accumulated depreciation	(5,525)	(1,607)
Total	$14,744	$1,752

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $3,918 and $504, respectively. Depreciation expense for the three months ended September 30, 2014 and 2013 was $2,071 and $168, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Deferred rent payable	$893	$2,673
Payroll tax liabilities	613,577	637,139
Other payroll accruals	57,917	51,711
Other	240,672	217,582
Total	$913,059	$909,105

Revenue Recognition

Service revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. The Company’s service revenue is largely attributable professional engineering services where the fee is based on the billable rate of the employees.

Cost of Sales

Cost of sales comprises of costs associated with providing services related to the Company’s contracts including direct labor costs, job materials, automobile fuel, insurance, maintenance and operating leases. Cost of sales totaled $201,328 and $0 for the three months ended September 30, 2014 and 2013, respectively. Cost of sales totaled $555,208 and $809,764 during the nine months ended September 30, 2014 and 2013, respectively.

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2014

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

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the three and nine months ended September 30, 2014 and 2013, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 8,903,665 such potentially dilutive shares excluded for the three and nine months ended September 30, 2014 and 2013, respectively.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 5 - FAIR VALUE MEASUREMENTS

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy.  The following table presents information about the Company’s liabilities measured at fair value as of September 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Fair Value at September 30, 2014
Liabilities
Derivative Liability	-	$184,934	-	$184,934

	Level 1	Level 2	Level 3	Fair Value at December 31, 2013
Liabilities
Derivative Liability	-	46,023	-	46,023

The changes in the fair value of recurring fair value measurements are measured using the Black Scholes valuation model, and relate solely to the derivative liability as follows:

Balance at December 31, 2013	$46,023
Derivative liabilities recorded	507,895
Change due to note conversion	(381,036)
Fair value adjustment	12,052
Balance at September 30, 2014	$184,934

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2014

NOTE 6 – NOTES PAYABLE

On November 21, 2011 the Company received a loan in the amount of $27,000 from Byrd & Company LLC, Emerging Markets Consulting LLC, and Douglas S. Hackett ($9,000 from each party). The loan is unsecured and bears a simple interest of 12% per annum to be amortized in 6 equal installments of principal and interest commencing January 1, 2012 through June 1, 2012. Our Chief Executive Officer, Devon Jones, and our Chief Financial Officer and Chief Operating Officer, Philip Kirkland, have personally guaranteed this loan.  On March 1, 2012, the Company issued Emerging Markets Consulting, LLC shares of common stock equivalent to $19,000, $10,000 for cash and $9,000 in satisfaction of the outstanding loan.  Accordingly, the loan from Emerging Markets Consulting, LLC is no longer outstanding.   Byrd& Company was repaid $3,803 and $3,917 during the years ended December 31, 2013 and 2012 with the remaining balance of $1,200 being forgiven during the year ended December 31, 2013. During the nine months ended September 30, 2014, the Company issued a total of 200,000 shares of common stock in satisfaction of the remaining $9,000 principal on the note with accrued interest of $2,888 being forgiven. There was $0 and $9,000 in principal plus accrued interest of $0 and $2,278 due at September 30, 2014 and December 31, 2013.

On April 14, 2014, the Company received a loan in the amount of $90,000 from Innovest, LLC. The loan is due on August 14, 2014 with $30,000 payment due on each June 14, 2014; July 14, 2014 and August 14, 2014. The loan is unsecured and non-interest bearing. In the event of default, the note shall bear interest at 18% per annum. Additionally, the Company is obligated to issue 50,000 shares of common stock in the event of late payments. The note holder was also issued 75,000 shares of common stock as an incentive to enter into the note. The Company did not make the required principal payment on July 17, 2014 resulting in 50,000 shares of common stock being issued to Innovest and the note beginning to accrue interest at the rate of 18% per annum. Additionally, the Company did not make the required principal payment on August 17, 2014 resulting in an additional 50,000 shares of common stock being issued to Innovest.

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

On August 5, 2014, the Company entered into two separate note agreements for $50,000 ($100,000 total). The notes carried a fixed interest amount of $800 and are due on October 4, 2014. If the loans were not repaid by the due date, the Company had the obligation to issue 25,000 shares of common stock to each note holder for each consecutive week the notes were outstanding. Additionally, the note holders each received 125,000 shares of common stock as an incentive to enter into the notes and had the right to sell back 50,000 shares of common stock to the Company for $4,200. There was a total of $100,000 in principal and $1,493 of accrued interest due at September 30, 2014.

On April 17, 2014, the Company received a loan in the amount of $20,000 from Seton Securities. An additional $5,000 was received on July 15, 2014. The loans are unsecured, due on demand and non-interest bearing. There was $25,000 and $0 in principal and no accrued interest due at September 30, 2014 and December 31, 2013.

On September 25, 2014, the Company received a loan from an unrelated party totaling $10,000. The note carried a fixed interest amount of $700 and is due on October 9, 2014. The note holder is entitled to receive 10,000 shares of common stock for each week beyond the due date the note is not repaid. Additionally, the Company issued 25,000 shares of common stock as an incentive to enter into the note. There was $10,000 in principal plus accrued interest of $250 at September 30, 2014.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On October 26, 2012, the Company received a loan totaling $30,000 from an unrelated party. The note bears interest at 10% per annum and had an original maturity date of April 26, 2013; however, the Company is in negotiations to extend the maturity date. There was $30,000 in principal plus accrued interest of $6,871 and $4,627 at September 30, 2014 and December 31, 2013. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30.

On February 27, 2014, the Company received a loan totaling $339,026 from an unrelated party. The note bears interest at 10% per annum and matures February 27, 2015. Of the $339,026 total note, $212,526 was paid to former note holders on our behalf and $1,500 was withheld as debt issue costs resulting in net cash proceeds to the company of $125,000. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 35% discount from the lowest daily volume weighted average price in the five days prior to conversion, but not less than $0.00004. On various dates during the nine months ended September 30, 2014, the Company accepted sixteen separate partial conversions of the note resulting in a total of 2,186,992 shares of common stock being issued in exchange for $202,526 of principal. There was $136,500 in principal plus $14,544 in accrued interest due at September 30, 2014.

On January 30, 2014, the Company entered into a note with an unrelated party to borrow up to $300,000 which would carry $35,000 as an original issue discount bringing the total note to $335,000 if fully borrowed. Upon closing the agreement, the Company received a loan totaling $50,000 which carried a prorated original issue discount of $5,833 bringing the total note to $55,833. An additional $55,000 was borrowed during the three months ended June 30, 2014. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to the lesser of $0.65 or 60% of the lowest trade price in the twenty five (25) trading days prior to conversion and become convertible 180 days after the effective date which is July 29, 2014. The note requires a minimum of two million five hundred thousand (2,500,000) to be held in reserve in the instance of conversion. The note carried interest at 12% per annum and is due on January 30, 2016. During the three months ended September 30, 2014, the Company accepted four separate partial conversions from the note holder resulting in 1,090,000 shares of common stock being issued in exchange for $43,080 of principal and made cash repayments of $27,917. There was $39,837 in principal plus $5,129 in interest due at September 30, 2014.

On September 3, 2014, the Company received a loan totaling $100,000 from an unrelated party. The note carried fixed interest of $10,000 and was due on September 11, 2014. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 35% discount from the lowest daily volume weighted average price in the five days prior to conversion, but not less than $0.00004. The note holder did not elect to convert any portion of the note and the principal plus fixed interest totaling $110,000 was repaid on September 11, 2014.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2014

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

During the nine months ended September 30, 2014, the Company entered into debt agreements with various individuals to borrow a total of $310,000 which was $305,000 in cash and $5,000 as a reduction of accounts payable. The notes accrue interest at 10% per annum and are due in are due in full between March and April 2016 with no repayments due before maturity. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30. The intrinsic value of the conversion feature in these notes resulted in debt discounts totaling $310,000 which will be amortized over the lives of the notes. $20,089 of the debt discounts were recognized in interest expense during the nine months ended September 30, 2014 leaving an unamortized discount of $59,911 at September 30, 2014. Additionally, during the nine months ended September 30, 2014, the Company accepted the full conversion of nine notes and the partial conversion of another to common stock at $0.30 per share resulting in 1,733,332 shares of common stock being issued in consideration of $610,000 of principal plus 174,201 shares of common stock being issued in consideration of $55,358 of accrued interest. The following table depicts the amounts due for each note as of September 30, 2014:

	Maturity Date	Principal	Debt Discount	Carrying Amount	Accrued Interest
Note holder 1	1/24/2015	$50,000	$-	$50,000	$13,767
Note holder 1	4/24/2016	15,000	(11,733)	3,267	653
Note holder 4	3/21/2016	30,000	(22,068)	7,932	1,586
Note holder 7	5/9/2015	50,000	(15,137)	34,863	6,973
Note holder 10	10/29/2015	25,000	(13,699)	11,301	2,260
Note holder 11	7/15/2024	50,000	(19,726)	30,274	6,055
Note holder 12	8/20/2015	25,000	(11,575)	13,425	2,685
Note holder 12	10/18/2015	25,000	(13,562)	11,438	2,288
Note holder 13	10/23/2015	20,000	(10,575)	9,425	1,885
Note holder 16	12/30/2015	45,000	(28,110)	16,890	3,378
Note holder 17	3/26/2016	25,000	(18,562)	6,438	1,322
Note holder 18	4/4/2016	10,000	(7,548)	2,452	490
Total		$370,000	$(172,295)	$197,705	$43,342

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2014

NOTE 8 – RELATED PARTY TRANSACTIONS

We have engaged an entity controlled by the director of the Company to perform consulting services related to the development of new technologies. Payments to this party totaled $0 and $2,500 during the three months ended September 30, 2014 and 2013 and $2,500 and $12,275 during the nine months ended September 30, 2014 and 2013.

During the nine months ended September 30, 2014, the Company received an interest free $8,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities.

During the nine months ended September 30, 2014, the Company received an interest free $2,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 100,000,000 shares of $0.00001 par value common stock. During the nine months ended September 30, 2014, the Company issued a total of 5,100,000 common shares for services provided by various consultants; 7,500 common shares as settlement of a payable; 752,616 common shares as settlements of certain claims brought against the company by two separate entities; 5,510,324 common shares for total note conversions of $889,606; 174,201 common shares for total accrued interest conversions of $55,358; 199,407 common shares for total cash proceeds of $27,917; 100,000 common shares valued at $18,500 for default penalties on notes payable; 1,000,000 common shares as debt issue costs and repurchased a total of 50,000 common shares for $4,200 of cash.

There was 24,777,724 shares issued and 24,727,724 outstanding as of September 30, 2014.

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

As of September 30, 2014 and December 31, 2013, the Company had accrued $613,577 and $637,139 and in payroll tax liabilities.  The payment of these liabilities has not been made due to our limited profitability.  Due to the uncertainty regarding our future profitability, it is difficult to predict our ability to pay these liabilities.   As a result, a federal tax lien has been levied that will have to be satisfied.

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

The Company’s property lease is for an initial period of thirteen months from October 2011 and may be extended in two separate thirteen-month increments for up to a total term of 39 months. The Company may not terminate this lease prior to the agreed upon termination date. The minimum future annual rental commitments are as follows:

2014	10,881
2015	1,053

Total annual lease commitments	$11,934

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2014

NOTE 11 – DERIVATIVE LIABILITY

As of September 30, 2014 the Company had a $184,934 derivative liability balance on the balance sheet and recorded a gain from derivative liability fair value adjustment of $138,011 and a loss from derivative fair value adjustment of $12,052 during the three and nine months ended September 30, 2014.  The derivative liability activity comes from convertible notes payable as follows:

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

The debt discount for the note was amortized over the term of our stock’s opening trading day to the original maturity, or two days. On September 30, 2014, the Company marked-to-market the fair value of the derivative liabilities related to note and determined an aggregate fair value of $13 and recorded a gain of $13,295 and $40,920 from change in fair value of derivatives for three and nine months ended September 30, 2014. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 289%, (3) risk-free interest rate of .02%, (4) expected life of 0.07 of a year, and (5) estimated fair value of the Company’s common stock of $0.04 per share.

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

September 30, 2014

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

The debt discount for the notes will be amortized over the term of the note, or one year. On September 30, 2014, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $170,858 and recorded a $14,813 and $197,601 loss from change in fair value of derivatives for three and nine months ended September 30, 2014. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 312%, (3) risk-free interest rate of .02%, (4) expected life of 0.41 of a year, and (5) estimated fair value of the Company’s common stock of $0.04 per share.

As discussed in Note 7 – “Convertible Notes Payable”, on January 30, 2014, the Company entered into a note with an unrelated party to borrow up to $300,000. The note may be converted to common stock at the option of the holder at a rate equal to the lesser of $0.65 or 60% of the lowest trade price in the twenty five (25) trading days prior to conversion and become convertible 180 days after the effective date which is July 29, 2014. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the date the note became convertible was $95,712 which resulted in a debt discount equal to the outstanding principal at the time of $82,917 with an excess of $12,795 being charged to interest expense.  The fair value of $95,712was recorded as a derivative liability on the balance sheet.

The debt discount for the notes will be amortized over the term of the note, or one year. On September 30, 2014, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $14,063 and recorded a $39,484 gain from change in fair value of derivatives for three and nine months ended September 30, 2014. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 150.57%, (3) risk-free interest rate of .13%, (4) expected life of 1.33 of a year, and (5) estimated fair value of the Company’s common stock of $0.04 per share.

As discussed in Note 7 – “Convertible Notes Payable”, on September 3, 2014, the Company received a loan totaling $100,000 from an unrelated party. The note carried fixed interest of $10,000 and was due on September 11, 2014. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 35% discount from the lowest daily volume weighted average price in the five days prior to conversion, but not less than $0.00004. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2014

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative on the date the note was entered into was $100,055 which resulted in a debt discount equal to the face value of the note of $100,000 an excess of $55 being charged to interest expense.  The fair value of $100,055 was recorded as a derivative liability on the balance sheet.

The debt discount for the note was amortized over the term of the note, or one week. On September 17, 2014, the note was repaid resulting in the elimination of the derivative liability and a gain on change in fair market value of derivatives of $100,055.

NOTE 12 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the nine month period ended September 30, 2014:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2013	293,333	$0.30
Granted	301,666	0.30
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, September 30, 2014	594,999	$0.30

The following table discloses information regarding outstanding and exercisable options and warrants at September 30, 2014:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.30	594,999	$0.30	2.89	494,999	$0.30
	594,999	$0.30	2.89	494,999	$0.30

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

September 30, 2014
Expected term of options granted	2 - 5 years
Expected volatility range	394 - 408%
Range of risk-free interest rates	1.70 – 1.73%
Expected dividend yield	0%

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2014

NOTE 13 - RESTATEMENT

The Company has restated its results for the three and nine months ended September 30, 2013 to appropriately reflect the issuance of options as part of debt issue costs, the amortization of those issue costs, the recognition of prepaid expenses associated with common stock grants during the year ended December 31, 2012 and the treatment of previously capitalized leases as operating leases. The net effect on the revised balance sheet and statements of operations for September 30, 2013 are:

Balance Sheet:
	Original	Adjustments	As Restated
Total assets	$87,013	$453,316	$540,329
Total current liabilities	1,251,938	735,483	1,987,421
Common stock	104	3	107
Additional paid in capital	826,086	278,599	1,104,685
Accumulated deficit	(2,209,911)	(341,973)	(2,551,884)

Statement of Operations - three months ended September 30, 2013:
	Original	Adjustments	As Restated
Revenue	$-	$-	$-
Cost of sales	-	-	-
Operating expenses	249,149	(5,285)	243,864
Other income (expense)	(87,082)	(40,363)	(127,445)
Provision for income taxes	-	-	-
Net loss	(336,231)	(35,078)	(371,309)
Net loss per common share	(0.03)	(0.01)	(0.04)
Weighted average shares outstanding	10,429,666	(25,000)	10,404,666

Statement of Operations – nine months ended September 30, 2013:
	Original	Adjustments	As Restated
Revenue	$670,553	$-	$670,553
Cost of sales	790,769	18,995	809,764
Operating expenses	818,255	(61,163)	757,092
Other income (expense)	(244,909)	(60,322)	(305,231)
Provision for income taxes	-	-	-
Net loss	(1,183,380)	(18,154)	(1,201,534)
Net loss per common share	(0.11)	(0.01)	(0.12)
Weighted average shares outstanding	10,413,182	(8,516)	10,404,666

NOTE 14 – SUBSEQUENT EVENTS

On various dates in October and November 2014, the Company issued a total of 857,143 common shares to three separate investors for common stock subscriptions totaling $40,000 received during the three months ended September 30, 2014.

On October 15, 2014, the Company accepted a subscription agreement for 500,000 common shares at a price of $0.04 per share resulting in cash proceeds of $20,000.

On various dates in October and November 2014, the Company accepted three separate conversion notices from an existing note holder resulting in 1,210,668 common shares being issued in exchange for a $28,369 reduction in the note payable.

On October 8, 2014, the Company accepted a partial conversion notice from an existing note holder to convert $11,232 of the outstanding principal balance resulting in 600,000 shares being issued.

On October 30, 2014, the Company accepted a partial conversion notice from an existing note holder to convert $12,150 of the outstanding principal balance resulting in 810,000 shares being issued.

As discussed in Note 6 – “Notes Payable”, on August 5, 2014, the Company entered into two separate note agreements for $50,000 ($100,000 total). If the loans were not repaid by the due date, the Company had the obligation to issue 25,000 shares of common stock to each note holder for each consecutive week the notes were outstanding. The notes were not repaid by the due date resulting in 25,000 common shares being issued to each note holder weekly beginning on October 3, 2014 (50,000 common shares total per week). The common shares were valued at the closing price of our common stock on each date of issuance resulting in a total of 350,000 common shares being issued for default penalties on notes payable of $17,815.

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

As a result of the Termination, the Company is negotiating with Caltrans to enter into a new agreement to perform the same services as agreed upon in the Caltrans Agreements. However, as of the date hereof, the Company has not entered into an agreement and cannot make any assurance that an agreement will be executed.

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

Results of Operations

Revenue

Through the second quarter of 2013, we generated revenue through servicing contracts with Caltrans for the maintenance of the Tosnet system within certain areas of California. The contracts with Caltrans accounted for 100% of revenue during the three and nine months ended September, 2013. During the first quarter of 2014, we entered into an agreement with Honeywell Building Solutions (“Honeywell”) to provide electrical contracting services in connection with ongoing construction projects. This agreement accounted for 100% of our revenues during the three and nine months ended September 30, 2014.

Three months ended September 30, 2014 and 2013

	Three months ended September 30,
	2014	2013	Change
Revenue	$251,210	$-	$251,210

Revenues for the three months ended September 30, 2014 were $251,210 compared to $0 during the same period in 2013. The increase of $251,210 is the result of discontinuing the Tosnet contracts early in the second quarter of 2013 and providing services to Honeywell Building Solutions during the full third quarter of 2014.

Nine months ended September 30, 2014 and 2013

	Nine months ended September 30,
	2014	2013	Change
Revenue	$717,043	$670,553	$46,490

Revenues for the nine months ended September 30, 2014 were $717.043 compared to $670,553 during the same period in 2013. The increase of $46,490 or 7% is the result of discontinuing the Tosnet contracts early in the second quarter of 2013 and providing services to Honeywell Building Solutions during the full third quarter of 2014.

Cost of Goods Sold

Cost of goods sold consist of the costs associated with direct labor, truck leases and job materials associated with servicing the Honeywell contract in 2014 and maintaining the Tosnet systems during 2013. Such costs consist of direct labor and vehicle related costs including maintenance, rental, fuel, and insurance.

Three months ended September 30, 2014 and 2013

	Three months ended September 30,
	2014	2013	Change
Labor	$181,986	$-	$181,986
Fuel	1,432	-	1,432
Vehicle Lease	9,386	-	9,386
Other	8,524	-	8,524
Total	$201,328	$-	$201,328

Cost of goods sold for the three months ended September 30, 2014 were $201,328 compared to $0 during the same period in 2013. The increase of $201,328 is the result of the timing of the loss of our contracts with Caltrans to maintain the Tosnet system which occurred early in the second quarter of 2013. Where we were no longer servicing this contract during the third quarter of 2013, we incurred no costs of goods sold during the period. During the third quarter of 2014, we serviced the agreement with Honeywell resulting in the $201,328 increase.

Nine months ended September 30, 2014 and 2013

	Nine months ended September 30,
	2014	2013	Change
Labor	$461,210	$661,624	$(200,414)
Fuel	3,690	73,748	(70,058)
Vehicle Lease	38,758	52,040	(13,282)
Other	51,550	22,352	29,198
Total	$555,208	$809,764	$(254,556)

Cost of goods sold for the nine months ended September 30, 2014 were $555,208 compared to $809,764 during the same period in 2013. The decrease of $254,556 or 31% is the result of the loss of our contracts with Caltrans to maintain the Tosnet system. As a result of the loss of these contracts, we terminated the employment of the employees previously maintaining the system and incurred no other costs to maintain these contracts as we were no longer servicing them. During the nine months ended September 30, 2014, we entered into an agreement with Honeywell as described previously which is a much smaller scale project. We require fewer employees to service this contract as well as lesser overall vehicle related expenses.

Operating Expenses

Three months ended September 30, 2014 and 2013

	Three months ended September 30,
	2014	2013	Change
Salaries and wages	$23,913	$58,812	$(34,899)
Professional services	357,394	89,368	268,026
Other	76,770	95,684	(18,419)
Total	$458,077	$243,864	$214,213

Operating expenses for the three months ended September 30, 2014 were $458,077 compared to $243,864 during the same period in 2013. The increase of approximately 88% is the result of additional non-cash professional fees related to the recognition of stock based expenses that occurred in 2014 and were not existent in 2013. These fees were incremental to those incurred during the three months ended September 30, 2013. Additionally we incurred incremental costs in 2014 associated with the settlement of certain claims by former service providers.

Nine months ended September 30, 2014 and 2013

	Nine months ended September 30,
	2014	2013	Change
Salaries and wages	$130,749	$186,029	$(55,280)
Professional services	1,202,137	407,481	794,656
Accounts receivable factoring fees	-	55,684	(55,684)
Other	322,066	107,898	214,168
Total	$1,654,952	$757,092	$897,860

Operating expenses for the nine months ended September 30, 2014 were $1,654,952 compared to $757,092 during the same period in 2013. The increase of approximately 119% is the result of additional non-cash professional fees related to the recognition of stock based expenses that occurred in 2014 and were not existent in 2013. These fees were incremental to those incurred during the nine months ended September 30, 2013. Additionally we incurred incremental costs in 2014 associated with the settlement of certain claims by former service providers.

Other Income and Expenses

Three months ended September 30, 2014 and 2013

	Three months ended September 30,
	2014	2013	Change
Interest expense, net	$(502,357)	$(154,658)	$(347,699)
Gain on extinguishment of debt	(22,112)	-	(22,112)
Gain on derivative fair value adjustment	138,011	27,213	110,798
Total	$(386,458)	$(127,445)	$(259,013)

Other income and expenses during the three months ended September 30, 2014 were a net expense of $386,458 compared to $127,445 for the same period in 2013. The increase of $259,013 or approximately 203% was the result of additional non-cash interest expense recognized on the amortization of debt discounts and original debt issue costs totaling $437,161 during the three months ended September 30, 2014 compared to $151,267 during the same period in 2013. The $110,798 increase in gain on derivative fair value adjustment during the three months ended September 30, 2014 is the result of the change in the fair value of derivatives associated with a convertible note that were not present in 2013.

Nine months ended September 30, 2014 and 2013

	Nine months ended September 30,
	2014	2013	Change
Interest expense, net	$(1,295,332)	$(316,161)	$(979,171)
Gain on extinguishment of debt	96,179	-	96,179
Loss on settlement	(175,000)	-	(175,000)
(Loss) gain on derivative fair value adjustment	(12,052)	10,930	(22,982)
Total	$(1,386,205)	$(305,231)	$(1,080,974)

Other income and expenses during the nine months ended September 30, 2014 were a net expense of $1,386,205 compared to $305,231 for the same period in 2013, The increase of $1,080,974 or approximately 354% was the result of additional non-cash interest expense recognized on the amortization of debt discounts and original debt issue costs totaling $1,085,491 during the nine months ended September 30, 2014 compared to $206,945 during the same period in 2013. The $175,000 increase in loss on settlement during the nine months ended September 30, 2014 is the result of a one-time settlement event occurring in 2014 that was not present in 2013.

Net Loss

Three months ended September 30, 2014 and 2013

	Three months ended September 30,
	2014	2013	Change
Net loss	$(794,653)	$(371,309)	$(423,344)
As a percentage of revenue	-316%

Net loss for the three months ended September 30, 2014 was $794,653 compared to $371,309 during the same period in 2013. The decrease of $423,344 is the result of reduced cost of goods sold from the loss of the Tosnet systems maintenance contracts, increased professional fees as described above and the recognition of non-cash operating and interest expenses associated with debt discounts and derivative liability on certain convertible notes.

Nine months ended September 30, 2014 and 2013

	Nine months ended September 30,
	2014	2013	Change
Net loss	$(2,879,322)	$(1,201,534)	$(1,677,788)
As a percentage of revenue	-402%	-179%	-222%

Net loss for the nine months ended September 30, 2014 was $2,879,322 compared to $1,201,534 during the same period in 2013. The decrease of $1,677,788 is the result of reduced cost of goods sold from the loss of the Tosnet systems maintenance contracts, increased professional fees as described above and the recognition of non-cash operating and interest expenses associated with debt discounts and derivative liability on certain convertible notes.

Liquidity and Capital Resources

As of September 30, 2014, we had no cash, total current assets of $530,177 and total current liabilities of $1,701,513 creating a working capital deficit of $1,171,336. Current assets consisted of $202,942 of accounts receivable, $228,576 of prepaid expenses and current deferred loan costs of $98,659. Current liabilities consisted of a bank overdraft of $11,785, accounts payable $117,205, current notes payable of $195,000, current convertible notes payable net of discounts of $195,592, a derivative liability of $184,934, accrued interest of $73,938, loans from related parties totaling $10,000 and accrued expenses and other liabilities of $913,059.

Cash Flows from Operating Activities

Cash flows used in operating activities during the nine months ended September 30 was $584,299 which consisted of a net loss of $2,879,323, non-cash expenses and gains of $2,415,187 and negative changes in working capital of $120,163. Net cash used in operating activities during the same period in 2013 was $722,322 which consisted of a net loss of $1,201,534, non-cash expenses of $227,091 and positive changes in working capital of $252,121. The change in net cash used in operating activities was primarily due to an increase in net loss of $1,677,789 which was offset by a significantly greater amount of non-cash expenses and gains, and greater changes in prepaid expenses, accounts receivable, accounts payable and accrued liabilities.

We expect our cash used in operating activities will increase over the next twelve months as we are uncertain of our opportunities to generate revenue in the near term while we will still recognize significant non-cash expenses.

Cash Flows from Investing Activities

During the nine months ended September 30, 2014, we used $16,910 of cash in investing activities for the purchase of equipment compared to $0 during the nine months ended September 30, 2013.

Cash Flows from Financing Activities

Cash flows from financing activities during the nine months ended September 30, 2014 were $572,545 compared to $743,733 during the same period in 2013. Cash provided by financing activities during the nine months ended September 30, 2014 consisted of proceeds from convertible notes payable of $450,000, proceeds from notes payable of $225,000, proceeds from related party notes of $10,000, proceeds from the sale of common stock of $27,916, repayments of notes payable of $187,916, proceeds from bank overdrafts of $11,745, proceeds from common stock subscriptions of $40,000 and the purchase of 50,000 shares of treasury stock for $4,200. Cash provided by financing activities during the same period in 2013 consisted of repayments of a bank overdraft totaling $1,678, proceeds from convertible notes payable of $785,000 and repayments of notes payable of $39,589.

During the next twelve months, we anticipate generating additional cash from financing activities from entering into additional debt agreements and the additional issuance of common stock for cash as these activities will be required to fund operations.

Going Concern

Based on our financial history since inception, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. We have generated very little revenue and have limited tangible assets. Our company has a limited operating history. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to on a profitable basis. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

Critical Accounting Policies

There have been no changes in the Company's significant accounting policies for the three months ended September 30, 2014 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2014 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended September 30, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                 Defaults Upon Senior Securities.

None

Item 4.                 Mine Safety Disclosures.

Not applicable

Item 5.                 Other Information.

None

Item 6.                 Exhibits.

Exhibit
Number	Exhibit Title

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Date: November 19, 2014	By:	/s/ Devon Jones
Devon Jones
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2014	By:	/s/ Philip Kirkland
Philip Kirkland
Chief Financial Officer
(Principal Financial and Accounting Officer)

