Form 10-K
period 2014-12-31
Intelligent Highway Solutions, Inc.
filed 2015-05-08
CIK 1549719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.00001 per share

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014: $1,605,313.

As of May 7, 2015, the registrant had 35,865,589 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

Item 1. Business.

Overview

On August 22, 2013, Intelligent Highway Solutions, Inc. (the “Company”) entered into a distribution agreement (the “Distribution Agreement”) with SCS Lighting Solutions Inc. (“SCS”), whereby SCS appointed the Company as its exclusive distributer of SCS products in Sacramento, California and other locations, as determined by both parties in the future. The SCS products include standard lighting solutions, as well as custom lighting products for indoor and outdoor applications. The Distribution Agreement is no longer exclusive.

The Distribution Agreement’s term automatically renews for one (1) year increments, unless either party elects to terminate the Agreement by giving not less than sixty (60) days’ notice prior to the end of the current term.

On March 19, 2014, the Company announced it had received a significant purchase order from Honeywell International Inc. (“Honeywell”) for the installation of a temperature control system and associated sensors in a state owned office building in Alameda, California.

On July 1, 2014, the Company announced it had received a second purchase order from Honeywell. The purchase order is for additional work in office buildings owned by the State of California.

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

In April 2011, Jones and Kirkland re-organized their operations under Intelligent Highway Solutions, Inc.

Growth Strategy

IHS plans on expanding beyond the service business and plans to become more involved with all aspects of the intelligent transportation systems (“ITS”) sector. The Company will service other electrical contracting opportunities as they arise during the development phase of intelligent transportation systems technologies.

Phase One: The Traffic Operations Systems Networks contract with our customer was completed. There are currently no plans to pursue similar agreements.

Phase Two: Growth will occur in the installation division: this includes but is not limited to the installation of the new technology that the Company has licensed, acquired and/or developed. It also includes expansion beyond the borders of California.

Phase Three: Introduction of the Company’s proprietary technology, including, but not limited to, a new wireless and battery-less traffic sensor that can be embedded in the road and used to measure traffic flow, speed, and approximate vehicle weight.

Research and Development

Development of an alternative to inductive loop system

The Company entered into an agreement with a third party to test market, distribute and install an alternative to the existing loop detection technology. The flexible, dependable, low-cost, wireless vehicle detection system uses magneto-resistive wireless sensors—with what the Company’s management believes is an unprecedented 10-year battery life—to detect vehicle presence and movement.

The Company’s management believes the in-ground wireless sensors are rugged, install in minutes, deploy in a matter of hours, and can begin transmitting accurate, real-time detection data to signal controllers, traffic management centers, and traveler information systems. The Company’s management believes installation is fast and simple, minimizing road closures and worker exposure, and greatly reducing operating and maintenance spending. The Company’s management believes the in-ground wireless sensors have the following qualities:

▪	In-pavement installation with no wires or lead-in cabling
▪	10-year battery life
▪	Impervious to weather
▪	Rapid installation and deployment reduces road closures and worker exposure
▪	Patented, ultra-low “NanoPower” communications protocol

▪	Superior accuracy, dependability, and extensibility
▪	Universal platform for all traffic detection applications
▪	Self-calibrating, self-tuning
▪	Re-usable and remotely upgradeable
▪	Easily deployed in complex configurations
▪	Capable of over 300 million detections

The objective is to use existing sensor technology and existing wireless technology to reduce the development time of this project.

The Company’s management expects that once fully developed and tested, the new system would replace traditional inductive loop systems. To install a loop detector and calibrate it, it is sometimes necessary to shut down traffic on the road for as much as 2 days. The Company’s management believes the new sensors can be installed by drilling a slot across the lane in the road surface of 1 inch width and 2 inches depth. Most importantly, no wiring is needed from the traffic lane to the roadside data acquisition unit. It is expected that the installation will only take a few minutes.

The new sensor on the roadway require no external power supply while inductive loop detectors have to be continuously powered all the time, even during the night when traffic flow might be really low.

The new sensors can measure number of axles and vehicle length, in addition to traffic flow rate. Thus they can be used for vehicle classification.

Future Products and Their Market

In the future, the Company plans on developing ITS to improve traffic flow, reduce emissions and synchronize traffic signals for public safety and public transportation vehicle priority. ITS can collect information at signals all around the city, correlate the real-time data and automatically regulate traffic policies across a city. ITS includes a range of applications that can benefit cities such as:

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

Customers

Currently, our only customer is Honeywell.

Employees

We currently have 3 full time employees, consisting of three executives.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

Our principal executive office is located at 8 Sky Light Court, Sacramento, CA 95828, and our telephone number is (916) 379-0324. We lease our office space, which consists of 9,300 square feet of office and warehouse space and pay a monthly rent of $3,700. Our lease will expire on January 9, 2016.

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

On January 29, 2015, we received a notification from the Internal Revenue Service (the “IRS”) regarding deficiencies in our tax return for the year ended December 31, 2011. The notice was the result of not filing our tax return for the year then ended and included the results of an IRS examination which yielded an income tax amount due of $92,804 plus penalties and interest totaling $34,337 for a total amount due of $127,141. While we believe we will be able to successfully reduce the tax liability and assessed penalties to zero or near zero due to our net loss sustained during the year ended December 31, 2011, the possibility exists we will be unsuccessful and could face an assessment for the full amount of $127,141. There is no accrued liability for this potential payout as of December 31, 2014 given the inestimable nature of the outcome at this point.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTCQB and OTCBB under the symbol “IHSI”. The OTCQB and OTCBB are quotation services that display real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The closing price of the common stock on May 6, 2015 was $0.0112 per share. As our stock started trading on April 24, 2013, the high and low bid prices for trading of our stock for each of the second, third, and fourth quarters of 2013 as well as each quarter of 2014 was as follows:

	High	Low
Fiscal Year 2013
Second quarter ended June 30, 2013	$1.18	$0.99
Third quarter ended September 30, 2013	$1.14	$0.52
Fourth quarter ended December 31, 2013	$0.88	$0.60

Fiscal Year 2014
First quarter ended March 31, 2014	$0.70	$0.20
Second quarter ended June 30, 2014	$0.58	$0.12
Third quarter ended September 30, 2014	$0.30	$0.038
Fourth quarter ended December 31, 2014	$0.0999	$0.0199

Approximate Number of Equity Security Holders

As of April 30, 2015, there were approximately 50 stockholders of record.

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

Overview

Intelligent Highway Solutions, Inc. (the “Company” or “IHS”) was formed in April 22, 2011; IHS is a technology based intelligent highway solutions contractor. The Company’s primarily focus is in the California transportation market providing services that range from providing labor, materials, and related equipment for corrective service and maintenance services for the state’s transportation infrastructure. Additionally, the Company intends to develop transportation technology services that enable vehicles, roads, traffic lights, message signs, and other elements to become “intelligent” by embedding them with microchips and sensors and by empowering them to communicate with each other via wireless technologies. The acceleration of data collection and communication will allow state governments to improve transportation system performance by reducing congestion and increasing both traveler safety and convenience. While the Company develops technologies related transportation technology, it will accept general electrical contracting work as a revenue source.

Plan of Operations

On August 22, 2013, the Company entered into the Distribution Agreement with SCS, whereby SCS appointed the Company as its exclusive distributer of SCS products in Sacramento, California and other locations, as determined by both parties in the future. The SCS products include standard lighting solutions, as well as custom lighting products for indoor and outdoor applications. The Distribution Agreement is no longer exclusive.

The Distribution Agreement’s term automatically renews for one (1) year increments, unless either party elects to terminate the Agreement by giving not less than sixty (60) days’ notice prior to the end of the current term.

On March 19, 2014, the Company announced it had received a significant purchase order from Honeywell for the installation of a temperature control system and associated sensors in a state owned office building in Alameda, California.

On July 1, 2014, the Company announced it had received a second purchase order from Honeywell. The purchase order is for additional work in office buildings owned by the State of California.

These purchase orders with Honeywell were the Company’s sole source of income in 2014.

Results of Operations

Comparison of the year ended December 31, 2014 and 2013

Revenue

In 2013, we generated revenue through servicing contracts with Caltrans for the maintenance of the Tosnet system within certain areas of California.

In 2014, we generated revenue through our purchase orders from Honeywell for the installation of a temperature control system.

	Year ended December 31,
	2014	2013	Change
Revenue	$1,016,489	$833,528	$182,961

Revenues for the year ended December 31, 2014 were $1,016,489 compared to $833,528 for the year ended December 31, 2013. The increase of $182,961 or 22% is the result of the Company receiving purchase orders from Honeywell in 2014 which did not exist in 2014. The Company stopped servicing the contracts to maintain the Tosnet systems effective in the second quarter of 2013 which limited the potential for revenue during the second half of 2013. The Honeywell project was completed during the first quarter of 2015 and a new electrical contracting project started shortly thereafter. We will continue to accept general electrical contracting projects while we develop technologies related to our planned business of intelligent transportation services.

Cost of Goods Sold

Cost of revenues include all direct material, sub-contract, labor, and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits.

	Year ended December 31,
	2014	2013	Change
Labor	$666,304	$582,791	$83,513
Fuel	5,421	57,504	(52,083)
Vehicle Lease	49,804	105,523	(55,719)
Other	66,370	32,321	34,049
Total	$787,899	$778,139	$9,760

Cost of goods sold for the year ended December 31, 2014 was $787,899 compared to $778,139 during the year ended December 31, 2013. The increase of $9,760 or 1% is the result of increased direct labor costs associated with carrying out services for a greater number of months during the year ended December 31, 2014 than the year ended December 31, 2013 offset by decreases in fuel and vehicle lease costs. The decrease in fuel costs is due to decreased travel required to service the Honeywell projects that existed in 2014 when compared to the CalTrans projects that existed in 2013. The decreased vehicle lease costs are due to the company purchasing vehicles it previously leased early in 2014.

Operating Expenses

	Year ended December 31,
	2014	2013	Change
Salaries and wages	$279,735	$238,081	$41,654
Professional services	1,328,814	1,028,533	300,281
Accounts receivable factoring fees	-	55,684	(55,684)
Other	154,290	169,621	(15,331)
Total	$1,762,839	$1,491,919	$270,920

Operating expenses for the year ended December 31, 2014 were $1,762,839 compared to $1,491,919 for the year ended December 31, 2013. The increase of $270,920 or 18% is the result of increased professional services resulting from the recognition of stock based professional fees and other expenses.

Other Income and Expenses

Other income and expenses consist of interest expense on our notes payable net of interest income, fair value adjustments to our derivative liabilities, gains or losses on extinguishments of debt and losses on settlements.

	Year ended December 31,
	2014	2013	Change
Interest expense, net	$(1,535,044)	$(490,195)	$(1,044,849)
Gain on extinguishment of debt	108,576	(87,219)	195,795
Loss on derivative fair value adjustment	(128,969)	27,428	(156,397)
Penalties	(124,398)	-	(124,398)
Legal settlements	(354,064)	-	(354,064)
Total	$(2,033,899)	$(549,986)	$(1,483,913)

Other income and expenses during the year ended December 31, 2014 were $2,033,899 compared to $549,986 during the year ended December 31, 2013. The increase of $1,483,913 or approximately 270% was the result of additional non-cash interest expense recognized on the amortization of debt discounts totaling $994,126 during the year ended December 31, 2014 compared to $240,925 during the year ended December 31, 2013. The $354,064 increase in legal settlements during the year ended December 31, 2014 is the result of one-time settlement events with two separate claimants occurring in 2014 that was not present in 2013.  The increase in penalties is the result of events occurring during the year ended December 31, 2014 that did not exist during the year ended December 31, 2013 including common stock issued as default penalties on notes payable, a pre-payment penalty on a retired convertible note payable and penalties associated with the late payment of employee payroll.

Net loss

	Year ended December 31,
	2014	2013	Change
Net loss	$(3,568,148)	$(1,986,516)	$(1,581,632)
As a percentage of revenue	-351%	-238%

Net loss for the year ended December 31, 2014 was $3,568,148, or (351%) of revenue, compared to $1,986,516, or (238%) of revenue, for the year ended December 31, 2013. The increase in net loss of $1,581,632 is the result of increased professional fees as described above and the recognition of non-cash operating and interest expenses associated with debt discounts and derivative liabilities on certain convertible notes.

Liquidity and Capital Resources

As of December 31, 2014, we had cash of $95,251, total current assets of $524,826 and total current liabilities of $2,141,993 creating a working capital deficit of $1,617,167. Current assets consisted of $95,251 in cash, $139,908 of contracts receivable, $115,801 of costs and estimated earnings in excess of billings, $77,161 in prepaid expenses and $96,705 in deferred loan costs. Current liabilities consisted of a bank overdraft of $40, accounts payable $170,529, current notes payable of $185,000, current convertible notes payable net of discounts of $528,929, a derivative liability of $167,970, accrued interest of $76,671 and accrued expenses and other liabilities of $1,002,854.

Cash Flows from Operating Activities

Net cash used in operating activities during the year ended December 31, 2014 was $703,809 which consisted of a net loss of $3,568,148, non-cash expenses and gains of $2,942,236 and negative changes in working capital of $77,897. Net cash used in operating activities during the same period in 2013 was $710,006 which consisted of a net loss of $1,986,516, non-cash expenses and gains of $1,035,539 and positive changes in working capital of $240,971. The change in net cash used in operating activities was primarily due to an increase in net loss of $1,581,632 and a greater change in accounts payable and accrued expenses.

We expect our cash used in operating activities will increase over the next twelve months as we are uncertain of our opportunities to generate revenue in the near term while we will still recognize significant non-cash expenses.

Cash Flows from Financing Activities

Cash flows from financing activities during the year ended December 31, 2014 were $790,708 compared to $738,670 during the same period in 2013. Cash provided by financing activities during the year ended December 31, 2014 consisted of proceeds from convertible notes payable of $583,500, proceeds from notes payable of $435,000, repayments of notes payable of $150,000, repayments of convertible notes payable of $171,508, proceeds from related party notes payable was $10,000, proceeds from common stock issued for cash of $87,916, and the cost of purchase of treasury stock of $4,200. Cash provided by financing activities during the year ended December 31, 2013 consisted of proceeds from convertible notes payable of $760,836, proceeds from notes payable of $20,000, repayments of notes payable of $40,528, the repayment of a bank overdraft of $1,678 and proceeds from a separate bank overdraft of $40.

During the next twelve months, we anticipate generating additional cash from financing activities from entering into additional debt agreements and the additional issuance of common stock for cash as these activities will be required to fund operations.

Outstanding Loans

On November 21, 2011 the Company received a loan in the amount of $27,000 from Byrd & Company LLC, Emerging Markets Consulting LLC, and Douglas S. Hackett ($9,000 from each party). The loan is unsecured and bears a simple interest of 12% per annum to be amortized in 6 equal installments of principal and interest commencing January 1, 2012 through June 1, 2012. Our Chief Executive Officer, Devon Jones, and our Chief Financial Officer and Chief Operating Officer, Philip Kirkland, have personally guaranteed this loan. On March 1, 2012, the Company issued Emerging Markets Consulting, LLC shares of common stock equivalent to $19,000, $10,000 for cash and $9,000 in satisfaction of the outstanding loan. Accordingly, the loan from Emerging Markets Consulting, LLC is no longer outstanding. Byrd & Company was repaid $3,803 and $3,917 during the years ended December 31, 2013 and 2012 with the remaining balance of $1,200 being forgiven during the year ended December 31, 2013. During the year ended December 31, 2014, the Company issued a total of 200,000 shares of common stock in satisfaction of the remaining $9,000 principal on the note with accrued interest of $2,888 being forgiven. There was $0 and $9,000 in principal plus accrued interest of $0 and $2,278 due at December 31, 2014 and 2013, respectively.

On April 14, 2014, the Company received a loan in the amount of $90,000 from Innovest, LLC. The loan was due on August 14, 2014 with $30,000 payment due on each June 14, 2014; July 14, 2014 and August 14, 2014. The loan is unsecured and non-interest bearing. In the event of default, the note shall bear interest at 18% per annum. Additionally, the Company is obligated to issue 50,000 shares of common stock in the event of late payments. The note holder was also issued 75,000 shares of common stock as an incentive to enter into the note. The Company did not make the required principal payment on July 17, 2014 resulting in 50,000 shares of common stock being issued to Innovest and the note beginning to accrue interest at the rate of 18% per annum. Additionally, the Company did not make the required principal payment on August 17, 2014 resulting in an additional 50,000 shares of common stock being issued to Innovest. There was $60,000 of principal plus accrued interest of $900 outstanding as of December 31, 2014.

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

On August 5, 2014, the Company entered into two separate note agreements for $50,000 ($100,000 total). The notes carried a fixed interest amount of $800 and are due on October 4, 2014. If the loans were not repaid by the due date, the Company had the obligation to issue 25,000 shares of common stock to each note holder for each consecutive week the notes were outstanding. The Company did not repay the notes during the year ended December 31, 2014 resulting in 325,000 common shares being issued to each note holder (750,000 total common shares) as penalties. Additionally, the note holders each received 125,000 shares of common stock as an incentive to enter into the notes and had the right to sell back 50,000 shares of common stock to the Company for $4,200. There was a total of $100,000 in principal and $1,600 of accrued interest due at December 31, 2014.

On April 17, 2014, the Company received a loan in the amount of $20,000 from Seton Securities. An additional $5,000 was received on July 15, 2014. The loans are unsecured, due on demand and non-interest bearing. There was $25,000 and $0 in principal and no accrued interest due at December 31, 2014 and 2013.

On September 25, 2014, the Company received a loan from an unrelated party totaling $10,000. The note carried a fixed interest amount of $700 and was due on October 9, 2014. The note holder is entitled to receive 10,000 shares of common stock for each week beyond the due date the note is not repaid. The note was repaid on November 13, 2014 resulting in a total of 60,000 common shares being issued as a penalty. Additionally, the Company issued 25,000 shares of common stock as an incentive to enter into the note. There was no principal or accrued interest due as of December 31, 2014.

On October 22, 2014, the Company receive a loan from an unrelated party totaling $100,000. The note carries an interest rate of 12% per annum and is due on October 22, 2016. Additionally, the note is secured by the vehicles owned by the company. There was $100,000 of principal and accrued interest of $2,302 due as of December 31, 2014.

On October 26, 2012, the Company received a loan totaling $30,000 from an unrelated party. The note bears interest at 10% per annum and had an original maturity date of April 26, 2013; however, the Company is in negotiations to extend the maturity date. There was $30,000 in principal plus accrued interest of $6,542 and $3,542 at December 31, 2014 and 2013. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30.

On February 27, 2014, the Company received a loan totaling $339,026 from an unrelated party. The note bears interest at 10% per annum and matures February 27, 2015. Of the $339,026 total note, $212,526 was paid to former note holders on our behalf and $1,500 was withheld as debt issue costs resulting in net cash proceeds to the company of $125,000. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 35% discount from the lowest daily volume weighted average price in the five days prior to conversion, but not less than $0.00004. On various dates during the year ended December 31, 2014, the Company accepted twenty separate partial conversions of the note resulting in a total of 4,063,247 shares of common stock being issued in exchange for $242,526 of principal. Additionally, the Company accepted a single conversion of accrued interest resulting in 408,727 shares being issued in exchange for $8,369 of accrued interest. There was $96,500 in principal plus $10,380 in accrued interest due at December 31, 2014.

On January 30, 2014, the Company entered into a note with an unrelated party to borrow up to $300,000 which would carry $35,000 as an original issue discount bringing the total note to $335,000 if fully borrowed. Upon closing the agreement, the Company received a loan totaling $50,000 which carried a prorated original issue discount of $5,833 bringing the total note to $55,833. An additional $55,000 was borrowed during the year ended December 31, 2014 which carried a prorated original issue discount of $17,137. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to the lesser of $0.65 or 60% of the lowest trade price in the twenty five (25) trading days prior to conversion and become convertible 180 days after the effective date which is July 29, 2014. The note requires a minimum of two million five hundred thousand (2,500,0000) to be held in reserve in the instance of conversion. The note carried interest at 12% per annum and is due on January 30, 2016. During the year ended December 31, 2014, the Company accepted six separate partial conversions from the note holder resulting in 2,500,000 shares of common stock being issued in exchange for $66,462 of principal and made cash repayments of $61,508. There was no interest or principal due as of December 31, 2014.

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

On November 13, 2014, the Company received a loan totaling $104,000 from an unrelated party. The note carries interest at 8% per annum and is due on August 17, 2015 with a default interest rate of 22% should the note not be repaid by the maturity date. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date at a 52% discount from the average of the lowest three trading prices of the Company’s common stock during the preceding ten trading days. There was $104,000 of principal and $1,094 of accrued interest payable at December 31, 2014.

On December 16, 2014, the Company received a loan totaling $54,000 from an unrelated party. The note carries interest at 8% per annum and is due on September 18, 2015 with a default interest rate of 22% should the note not be repaid by the maturity date. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date at a 52% discount from the average of the lowest three trading prices of the Company’s common stock during the preceding ten trading days. There was $54,000 of principal and $178 of accrued interest payable at December 31, 2014.

On December 12, 2014, the Company received a loan totaling $50,000 from an unrelated party. The note carries interest at 10% per annum and is due on December 12, 2015. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date at a 40% discount from the lowest closing bid price for the Company’s common stock for the fifteen prior trading days. There was $50,000 of principal and $260 of accrued interest payable at December 31, 2014.During the year ended December 31, 2013, the Company entered into debt agreements with various individuals to borrow a total of $900,000, of which $55,664 went directly to third parties to pay off amounts owed by the Company, $83,500 went to the placement agent and were recorded as debt issuance costs to be amortized over the life of the note, leaving the Company with net proceeds of $760,836. The notes accrue interest at 10% per annum and are due in are due in full between January and December 2015 with no repayments due before maturity. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30.

During the year ended December 31, 2014, the Company entered into additional debt agreements with various individuals to borrow a total of $80,000 which was $75,000 in cash and $5,000 as a reduction of accounts payable. The notes accrue interest at 10% per annum and are due in are due in full between March and April 2016 with no repayments due before maturity. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30. The intrinsic value of the conversion feature in these notes resulted in debt discounts totaling $80,000 which will be amortized over the lives of the notes. $30,171 of the debt discounts were recognized in interest expense during the year ended December 31, 2014 leaving an unamortized discount of $49,829 at December 31, 2014. Additionally, during the year ended December 31, 2014, the Company accepted the full conversion of nine notes and the partial conversion of another to common stock at $0.30 per share resulting in 1,733,332 shares of common stock being issued in consideration of $610,000 of principal plus 174,201 shares of common stock being issued in consideration of $55,358 of accrued interest.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Intelligent Highway Solutions, Inc.

We have audited the accompanying balance sheets of Intelligent Highway Solutions, Inc. (the Company) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Highway Solutions, Inc. as of December 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs as of December 31, 2014 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

May 7, 2015

Item 8. Financial Statements and Supplementary Data.

INTELLIGENT HIGHWAY SOLUTIONS

BALANCE SHEETS

	December 31,
	2014	2013

ASSETS
Current assets
Cash and cash equivalents	$95,251	$28,664
Contracts receivable, net	139,908	-
Costs and estimated earnings in excess of billings on uncompleted contracts	115,801	-
Prepaid expenses	77,161	194,481
Deferred loan costs, current	96,705	182,324
Total current assets	524,826	405,469

Property and equipment, net of accumulated depreciation of $8,731 and $1,607	14,940	1,752
Deferred loan costs, net	1,904	78,833
Prepaid expenses	69,371	-

Total assets	$611,041	$486,054

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$40	$40
Accounts payable	170,529	89,562
Accrued expenses and other liabilities	1,002,854	909,105
Notes payable, current portion	185,000	252,274
Convertible notes payable, current portion, net of discounts of $95,571 and $0	528,929	30,000
Notes payable, related party, current portion	10,000	-
Derivative liability	167,970	46,023
Accrued interest	76,671	113,599
Total current liabilities	2,141,993	1,440,603

Notes payable, net of current portion	100,000	-
Convertible notes payable, net of discounts of $49,829 and $589,075	30,171	310,925

Total liabilities	2,272,164	1,751,528

Stockholders' deficit
Common stock, $0.00001 par value; 100,000,000 shares authorized; 30,589,839 and 11,933,666 issued; 30,539,839 and 11,933,666 outstanding at December 31, 2014 and 2013	306	119
Additional paid-in capital	5,247,786	2,071,274
Treasury stock, 50,000 shares at $.084 per share	(4,200)	-
Accumulated deficit	(6,905,015)	(3,336,867)
Total stockholders' deficit	(1,661,123)	(1,265,474)

Total liabilities and stockholders' deficit	$611,041	$486,054

See accompanying notes to financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013
Revenue	$1,016,489	$833,528
Cost of sales	787,899	778,139
Gross profit	228,590	55,389

Operating expenses
Salaries and wages	279,735	238,081
General and administrative	1,483,104	1,253,838
Total operating expenses	1,762,839	1,491,919

Loss from operations	(1,534,249)	(1,436,530)

Other income (expense)
Gain on extinguishment of debt	108,576	(87,219)
Loss on derivative fair value adjustment	(128,969)	27,428
Penalties	(124,398)	-
Legal settlements	(354,064)	-
Interest expense	(1,535,044)	(490,195)
Total other expense	(2,033,899)	(549,986)

Loss before income taxes	(3,568,148)	(1,986,516)

Provision for income taxes	-	-

Net loss	$(3,568,148)	$(1,986,516)

Basic and diluted loss per common share	$(0.19)	$(0.18)

Basic and diluted weighted average shares outstanding	19,204,776	11,056,661

See accompanying notes to financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2012	10,729,666	$107	$161,523	$-	$(1,350,351)	$(1,188,721)

Common stock issued for services	1,104,000	11	744,604	-	-	744,615
Common stock issued for extension of note	100,000	1	88,499	-	-	88,500
Options issued for loan costs	-	-	276,648	-	-	276,648
Debt discounts recorded on convertible notes payable	-	-	800,000	-	-	800,000
Net loss, year ended December 31, 2013	-	-	-	-	(1,986,516)	(1,986,516)
Balance, December 31, 2013	11,933,666	119	2,071,274	-	(3,336,867)	(1,265,474)

Common stock issued for services	5,275,000	53	828,270	-	-	828,323
Common stock issued for loan costs	650,000	6	115,244	-	-	115,250
Common stock issued for conversion of notes payable	8,796,579	88	952,900	-	-	952,988
Common stock issued for conversion of interest payable	582,928	6	63,721	-	-	63,727
Common stock issued as settlement of accounts payable	7,500	-	3,000	-	-	3,000
Common stock issued as legal settlement	752,616	8	354,056	-	-	354,064
Common stock issued for penalties	1,160,000	12	93,404	-	-	93,416
Common stock issued for cash	1,431,550	14	87,902	-	-	87,916
Common stock repurchased	(50,000)	-	-	(4,200)	-	(4,200)
Options issued for loan costs	-	-	11,331	-	-	11,331
Debt discounts recorded on convertible notes payable	-	-	80,000	-	-	80,000
Change in fair market value of derivative liabilities	-	-	586,786	-	-	586,684
Net loss, year ended December 31, 2014	-	-	-	-	(3,568,148)	(3,568,148)
Balance, December 31, 2014	30,539,839	$306	$5,247,786	$(4,200)	$(6,905,015)	$(1,661,123)

See accompanying notes to financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(3,568,148)		$(1,986,516)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	828,323		314,616
Common stock issued for penalties	93,417		-
Common stock issued for legal settlements	354,064		-
Excess fair value of common stock issued for conversion of note payable	25,000		-
Gain on forgiveness of debt	(108,576)		87,219
Depreciation	7,124		672
Amortization of deferred loan costs	243,130		366,240
Amortization of prepaid expenses	232,949		-
Loss on derivative fair value adjustment	128,969		(27,428)
Excess derivative liability charged to interest	109,210		43,451
Allowance for doubtful accounts	-		(45,820)
Amortization of debt discount	994,126		240,925
Expenses paid on behalf of company	34,500		55,664
Changes in operating assets and liabilities
Contracts receivable	(139,908)		512,106
Earnings in excess of billings	(115,801)
Other receivables	-		120
Deposits	-		6,005
Prepaid expenses	-		21,965
Deferred loan costs	-		-
Accounts payable	47,015		23,374
Accrued interest	37,048		76,481
Accrued expenses and other liabilities	93,749		(399,080)
Net cash used in operating activities	(703,809)		(710,006)

Cash flows from investing activities
Purchase of equipment	(20,312)		-
Net cash used in investing activities	(20,312)		-

Cash flows from financing activities
Repayment of bank overdraft	-		(1,678)
Proceeds from bank overdraft	-		40
Proceeds from convertible notes payable	583,500		760,836
Repayments of convertible notes payable	(171,508)		-
Proceeds from notes payable	435,000		20,000
Repayments of notes payable	(150,000)		(40,528)
Proceeds from related party notes payable	10,000		-
Proceeds from common stock issued for cash	87,916		-
Purchase of treasury stock	(4,200)		-
Net cash provided by financing activities	790,708		738,670

Change in cash and cash equivalents	66,587		28,664
Cash at beginning of period	28,664		-
Cash at end of period	$95,251		$28,664

Supplemental disclosures of cash flow information
Cash paid for interest	$16,129		$25,271
Cash paid for income taxes	$-		$-

Supplemental disclosure of non-cash financing activities:
Common stock issued for note conversion	$952,988		$-
Common stock issued for accrued interest conversion	$63,727		$-
Common stock issued for debt issuance costs	$69,251		$-
Assumption of note payable	$212,526		$-
Debt discount from warrants and beneficial conversion features issued with debt	$11,331		$-
Debt discount on convertible notes	$80,000		$800,000
Initial measurements of derivative liabilities	$470,451		$30,000
Conversion of derivative liabilities	$586,683	$
Stock options issued for prepaid expenses	$-		$276,648
Common stock issued for prepaid expenses	$185,000		$518,000

See accompanying notes to financial statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 1 – ORGANIZATION

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Contracts Receivable

Contracts receivable from construction, operations and maintenance are based on amounts billed to customers. The Company provides an allowance for doubtful collections which is based upon a review of outstanding receivable, historical collection information, and existing economic conditions. Normal contracts receivable are due 30 days after issuance of the invoice. Contract retentions are usually due 30 days after completion of the project and acceptance by the owner. Contracts receivable past due more than 60 days are considered delinquent. Delinquent contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer. The Company had bad debt expense of $0 and $1,607 during the years ended December 31, 2014 and 2013, respectively. The allowance for doubtful accounts is $0 as of December 31, 2014.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. Balances of each asset class as of December 31, 2014 and 2013 were:

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment (continued)

	December 31, 2014	December 31, 2013
Machinery and equipment	$2,149	$2,149
Furniture and fixtures	6,273	1,210
Vehicles	15,249	-
Sub Total	$23,671	$3,359

Accumulated depreciation	(8,731)	(1,607)
Total	$14,940	$1,752

Depreciation expense for the years ended December 31, 2014 and 2013 was $7,123 and $672, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Deferred rent payable	$(51)	$2,673
Payroll tax liabilities	767,109	637,139
Other payroll accruals	25,234	51,711
Other	210,562	217,582
Total	$1,002,854	$909,105

Revenues and Cost of Revenues

Revenues from fixed-price and cost-plus contracts are recognized on the percentage of completion method, whereby revenues on long-term contracts are recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of the actual cost incurred to total estimated costs. This cost-to-cost method is used because management considers it to be the best available measure of progress on these contracts. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured on the cost-to-cost method.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues and Cost of Revenues (continued)

Cost of revenues include all direct material, sub-contract, labor, and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changed in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. Claims for additional contract revenue are recognized when realization of the claim in probable and the amount can be reasonably determined.

The asset, “cost and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

Cost of sales totaled $787,899 and $778,139 during the years ended December 31, 2014 and 2013, respectively.

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

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the years ended December 31, 2014 and 2013, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 9,303,825 and 3,274,868 such potentially dilutive shares excluded for the years ended December 31, 2014 and 2013, respectively.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 4 – CONTRACTS RECEIVABLE, NET

Contracts receivable consisted of the following at December 31, 2014:

Completed contracts	$-
Contracts in progress	139,908
Unbilled	-
139,908
Retentions:
Completed contracts	-
Contracts in progress	-
-
139,908
Allowance for doubtful accounts	-
$139,908

NOTE 5 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The following is a summary of the contracts in progress at December 31, 2014:

Costs incurred on uncompleted contracts	$1,001,458
Estimated net loss on uncompleted contracts	-
1,001,458
Billings to date	(885,657)
$115,801

This amount is included in the accompanying balance sheet under the following captions at December 31, 2014:

Costs and estimated earnings in excess of billings on uncompleted contracts	$115,801

NOTE 6 - FAIR VALUE MEASUREMENTS

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy.  The following table presents information about the Company’s liabilities measured at fair value as of December 31, 2014 and 2013:

	Level 1	Level 2	Level 3	Fair Value at December 31, 2014
Liabilities
Derivative Liability	-	$167,970	-	$167,970

	Level 1	Level 2	Level 3	Fair Value at December 31, 2013
Liabilities
Derivative Liability	-	46,023	-	46,023

The changes in the fair value of recurring fair value measurements are measured using the Black Scholes valuation model, and relate solely to the derivative liability as follows:

Balance at December 31, 2013	$46,023
Derivative liabilities recorded	579,661
Change due to note conversion	(586,683)
Fair value adjustment	128,969
Balance at December 31, 2014	$167,970

NOTE 7 – NOTES PAYABLE

On November 21, 2011 the Company received a loan in the amount of $27,000 from Byrd & Company LLC, Emerging Markets Consulting LLC, and Douglas S. Hackett ($9,000 from each party). The loan is unsecured and bears a simple interest of 12% per annum to be amortized in 6 equal installments of principal and interest commencing January 1, 2012 through June 1, 2012. Our Chief Executive Officer, Devon Jones, and our Chief Financial Officer and Chief Operating Officer, Philip Kirkland, have personally guaranteed this loan.  On March 1, 2012, the Company issued Emerging Markets Consulting, LLC shares of common stock equivalent to $19,000, $10,000 for cash and $9,000 in satisfaction of the outstanding loan.  Accordingly, the loan from Emerging Markets Consulting, LLC is no longer outstanding.   Byrd & Company was repaid $3,803 and $3,917 during the years ended December 31, 2013 and 2012 with the remaining balance of $1,200 being forgiven during the year ended December 31, 2013. During the year ended December 31, 2014, the Company issued a total of 200,000 shares of common stock in satisfaction of the remaining $9,000 principal on the note with accrued interest of $2,888 being forgiven. There was $0 and $9,000 in principal plus accrued interest of $0 and $2,278 due at December 31, 2014 and 2013, respectively.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 7 – NOTES PAYABLE (CONTINUED)

On April 14, 2014, the Company received a loan in the amount of $90,000 from Innovest, LLC. The loan is due on August 14, 2014 with $30,000 payment due on each June 14, 2014; July 14, 2014 and August 14, 2014. The loan is unsecured and non-interest bearing. In the event of default, the note shall bear interest at 18% per annum. Additionally, the Company is obligated to issue 50,000 shares of common stock in the event of late payments. The note holder was also issued 75,000 shares of common stock as an incentive to enter into the note. The Company did not make the required principal payment on July 17, 2014 resulting in 50,000 shares of common stock being issued to Innovest and the note beginning to accrue interest at the rate of 18% per annum. Additionally, the Company did not make the required principal payment on August 17, 2014 resulting in an additional 50,000 shares of common stock being issued to Innovest. There was $60,000 of principal plus accrued interest of $900 outstanding as of December 31, 2014.

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

On August 5, 2014, the Company entered into two separate note agreements for $50,000 ($100,000 total). The notes carried a fixed interest amount of $800 and are due on October 4, 2014. If the loans were not repaid by the due date, the Company had the obligation to issue 25,000 shares of common stock to each note holder for each consecutive week the notes were outstanding. The Company did not repay the notes during the year ended December 31, 2014 resulting in 325,000 common shares being issued to each note holder (750,000 total common shares) as penalties. Additionally, the note holders each received 125,000 shares of common stock as an incentive to enter into the notes and had the right to sell back 50,000 shares of common stock to the Company for $4,200. There was a total of $100,000 in principal and $1,600 of accrued interest due at December 31, 2014.

On April 17, 2014, the Company received a loan in the amount of $20,000 from Seton Securities. An additional $5,000 was received on July 15, 2014. The loans are unsecured, due on demand and non-interest bearing. There was $25,000 and $0 in principal and no accrued interest due at December 31, 2014 and 2013.

On September 25, 2014, the Company received a loan from an unrelated party totaling $10,000. The note carried a fixed interest amount of $700 and was due on October 9, 2014. The note holder is entitled to receive 10,000 shares of common stock for each week beyond the due date the note is not repaid. The note was repaid on November 13, 2014 resulting in a total of 60,000 common shares being issued as a penalty. Additionally, the Company issued 25,000 shares of common stock as an incentive to enter into the note. There was no principal or accrued interest due as of December 31, 2014.

On October 22, 2014, the Company received a loan from an unrelated party totaling $100,000. The note carries an interest rate of 12% per annum and is due on October 22, 2016. Additionally, the note is secured by the vehicles owned by the company. There was $100,000 of principal and accrued interest of $2,301 due as of December 31, 2014.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On October 26, 2012, the Company received a loan totaling $30,000 from an unrelated party. The note bears interest at 10% per annum and had an original maturity date of April 26, 2013; however, the Company is in negotiations to extend the maturity date. There was $30,000 in principal plus accrued interest of $6,542 and $4,627 at December 31, 2014 and 2013. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 8 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On February 27, 2014, the Company received a loan totaling $339,026 from an unrelated party. The note bears interest at 10% per annum and matures February 27, 2015. Of the $339,026 total note, $212,526 was paid to former note holders on our behalf and $1,500 was withheld as debt issue costs resulting in net cash proceeds to the company of $125,000. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 35% discount from the lowest daily volume weighted average price in the five days prior to conversion, but not less than $0.00004. On various dates during the year ended December 31, 2014, the Company accepted twenty separate partial conversions of the note resulting in a total of 4,063,247 shares of common stock being issued in exchange for $242,526 of principal. Additionally, the Company accepted a single conversion of accrued interest resulting in 408,727 shares being issued in exchange for $8,369 of accrued interest. There was $96,500 in principal plus $10,165 in accrued interest due at December 31, 2014.

On January 30, 2014, the Company entered into a note with an unrelated party to borrow up to $300,000 which would carry $35,000 as an original issue discount bringing the total note to $335,000 if fully borrowed. Upon closing the agreement, the Company received a loan totaling $50,000 which carried a prorated original issue discount of $5,833 bringing the total note to $55,833. An additional $55,000 was borrowed during the year ended December 31, 2014 which carried a prorated original issue discount of $17,137. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to the lesser of $0.65 or 60% of the lowest trade price in the twenty five (25) trading days prior to conversion and become convertible 180 days after the effective date which is July 29, 2014. The note requires a minimum of two million five hundred thousand (2,500,0000) to be held in reserve in the instance of conversion. The note carried interest at 12% per annum and is due on January 30, 2016. During the year ended December 31, 2014, the Company accepted six separate partial conversions from the note holder resulting in 2,500,000 shares of common stock being issued in exchange for $66,462 of principal and made cash repayments of $27,917. There was no interest or principal due as of December 31, 2014.

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

On November 13, 2014, the Company received a loan totaling $104,000 from an unrelated party. The note carries interest at 8% per annum and is due on August 17, 2015 with a default interest rate of 22% should the note not be repaid by the maturity date. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date at a 52% discount from the average of the lowest three trading prices of the Company’s common stock during the preceding ten trading days. There was $104,000 of principal and $1,094 of accrued interest payable at December 31, 2014.

On December 16, 2014, the Company received a loan totaling $54,000 from an unrelated party. The note carries interest at 8% per annum and is due on September 18, 2015 with a default interest rate of 22% should the note not be repaid by the maturity date. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date at a 52% discount from the average of the lowest three trading prices of the Company’s common stock during the preceding ten trading days. There was $54,000 of principal and $178 of accrued interest payable at December 31, 2014.

On December 12, 2014, the Company received a loan totaling $50,000 from an unrelated party. The note carries interest at 10% per annum and is due on December 12, 2015. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date at a 40% discount from the lowest closing bid price for the Company’s common stock for the fifteen prior trading days. There was $50,000 of principal and $260 of accrued interest payable at December 31, 2014.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 8 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

During the year ended December 31, 2013, the Company entered into additional debt agreements with various individuals to borrow a total of $900,000, of which $55,664 went directly to third parties to pay off amounts owed by the Company, $83,500 went to the placement agent and were recorded as debt issuance costs to be amortized over the life of the note, leaving the Company with net proceeds of $760,836. The notes accrue interest at 10% per annum and are due in are due in full between January and December 2015 with no repayments due before maturity. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30. The intrinsic value of the conversion feature in these notes resulted in debt discounts totaling $800,000 which will be amortized over the lives of the notes. $210,925 of the debt discounts were recognized in interest expense during the year ended December 31, 2013 leaving an unamortized discount of $589,075 at December 31, 2013.

The following table depicts the amounts due for each convertible note as of December 31, 2013:

	Maturity Date	Principal	Debt Discount	Carrying Amount, Current Portion	Carrying Amount, Long Term Portion	Accrued Interest
Note holder 1	1/24/2015	$100,000	$-	$-	$100,000	$8,795
Note holder 2	4/26/2015	60,000	(39,370)	-	20,630	4,126
Note holder 3	5/3/2015	25,000	(16,712)	-	8,288	1,658
Note holder 4	5/9/2015	100,000	(67,671)	-	32,329	6,466
Note holder 4	5/31/2015	50,000	(35,342)	-	14,658	2,932
Note holder 5	5/17/2015	50,000	(33,836)	-	16,164	3,233
Note holder 6	5/30/2015	100,000	(66,849)	-	33,151	6,630
Note holder 7	5/9/2015	50,000	(33,836)	-	16,164	3,233
Note holder 8	5/9/2015	50,000	(34,315)	-	15,685	3,137
Note holder 9	6/7/2015	25,000	(17,911)	-	7,089	1,418
Note holder 10	7/1/2015	100,000	(74,932)	-	25,068	5,014
Note holder 10	10/29/2015	25,000	(23,048)	-	1,952	390
Note holder 11	7/15/2024	50,000	(38,425)	-	11,575	2,315
Note holder 12	8/20/2015	25,000	(20,925)	-	4,075	815
Note holder 12	10/18/2015	25,000	(22,911)	-	2,089	418
Note holder 13	10/23/2015	20,000	(18,055)	-	1,945	389
Note holder 16	12/30/2015	45,000	(44,939)	-	63	12
Note holder 19	4/26/2013	30,000	-	30,000	-	4,627

Total		$930,000	$(589,075)	$30,000	$310,925	$55,608

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 8 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

During the year ended December 31, 2014, the Company entered into debt agreements with various individuals to borrow a total of $80,000 which was $75,000 in cash and $5,000 as a reduction of accounts payable. The notes accrue interest at 10% per annum and are due in are due in full between March and April 2016 with no repayments due before maturity. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30. The intrinsic value of the conversion feature in these notes resulted in debt discounts totaling $80,000 which will be amortized over the lives of the notes. $30,171 of the debt discounts were recognized in interest expense during the year ended December 31, 2014 leaving an unamortized discount of $49,829 at December 31, 2014. Additionally, during the year ended December 31, 2014, the Company accepted the full conversion of nine notes and the partial conversion of another to common stock at $0.30 per share resulting in 1,733,332 shares of common stock being issued in consideration of $610,000 of principal plus 174,201 shares of common stock being issued in consideration of $55,358 of accrued interest.

The following table depicts the amounts due for each convertible note as of December 31, 2014:

	Maturity Date	Principal	Debt Discount	Carrying Amount, Current Portion	Carrying Amount, Long Term Portion	Accrued Interest
Note holder 1	1/24/2015	$50,000	$-	$50,000	$-	$14,124
Note holder 1	4/28/2016	15,000	(9,842)	-	5,158	732
Note holder 4	3/21/2016	30,000	(18,288)	-	11,712	2,342
Note holder 7	5/9/2015	50,000	(8,836)	41,164	-	8,233
Note holder 10	11/4/2015	25,000	(10,548)	14,452	-	2,890
Note holder 11	7/15/2024	50,000	(13,425)	36,575	-	7,315
Note holder 12	9/3/2015	25,000	(8,425)	16,575	-	3,315
Note holder 12	10/31/2015	25,000	(10,411)	14,589	-	2,918
Note holder 13	10/21/2015	20,000	(8,055)	11,945	-	2,389
Note holder 16	12/30/2015	45,000	(22,438)	22,562	-	4,512
Note holder 17	3/26/2016	25,000	(15,411)	-	9,589	1,918
Note holder 18	4/4/2016	10,000	(6,288)	-	3,712	742
Note holder 19	4/26/13	30,000	-	30,000	-	6,542
Note holder 20	2/27/15	96,500	(13,434)	83,066	-	10,165
Note holder 21	8/17/15	104,000	-	104,000	-	1,094
Note holder 21	9/18/15	54,000	-	54,000	-	178
Note holder 22	12/12/15	50,000	-	50,000	-	260

Total		$704,500	$(145,400)	$528,929	$30,717	$51,430

NOTE 9 – RELATED PARTY TRANSACTIONS

We have engaged an entity controlled by the director of the Company to perform consulting services related to the development of new technologies. Payments to this party totaled $2,500 and $12,625 during the year ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, the Company received an interest free $8,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities.

During the year ended December 31, 2014, the Company received an interest free $2,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities.

During the year ended December 31, 2014, the Company received a $10,000 loan from a related party to fund operations. The loan plus fixed interest of $1,000 was repaid in December 2014.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 10 – COMMON STOCK

The Company is authorized to issue up to 100,000,000 shares of $0.00001 par value common stock. During the year ended December 31, 2014, the Company issued a total of 5,275,000 common shares for services provided by various consultants; 7,500 common shares as settlement of a payable; 752,616 common shares as settlements of certain claims brought against the company by two separate entities; 8,796,579 common shares for total note conversions of $927,988; 582,928 common shares for total accrued interest conversions of $63,727; 1,431,550 common shares for total cash proceeds of $87,916; 1,160,000 common shares valued at $93,416 for default penalties on notes payable; 650,000 common shares as debt issue costs and repurchased a total of 50,000 common shares for $4,200 of cash.

There was 30,589,839 shares issued and 30,539,839 outstanding as of December 31, 2014.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Payroll Tax Liabilities

As of December 31, 2014 and 2013, the Company had accrued $767,109 and $637,139 and in payroll tax liabilities.  The payment of these liabilities has not been made due to our limited profitability.  Due to the uncertainty regarding our future profitability, it is difficult to predict our ability to pay these liabilities.   As a result, a federal tax lien has been levied that will have to be satisfied.

Federal Income Tax Liability

On January 29, 2015, we received a notification from the Internal Revenue Service (the “IRS”) regarding deficiencies in our tax return for the year ended December 31, 2011. The notice was the result of not filing our tax return for the year then ended and included the results of an IRS examination which yielded an income tax amount due of $92,804 plus penalties and interest totaling $34,337 for a total amount due of $127,141. While we believe we will be able to successfully reduce the tax liability and assessed penalties to zero or near zero due to our net loss sustained during the year ended December 31, 2011, the possibility exists we will be unsuccessful and could face an assessment for the full amount of $127,141. There is no accrued liability for this potential payout as of December 31, 2014 given the inestimable nature of the outcome at this point.

Vehicle Leases

The Company previously had entered into twelve separate month to month leases on various vehicles which required total monthly payments of $3,971. The vehicles related to these leases were purchased by the Company in April 2014.

Office and Warehouse Lease

The Company is required under the terms of the rental lease to make monthly lease payments.

The Company’s property lease is for an initial period of thirteen months from October 2011 and may be extended in two separate thirteen-month increments for up to a total term of 39 months. The lease was extended for an additional twelve month period commencing on January 9, 2015 requiring monthly rental payments of $3,700. The Company may not terminate this lease prior to the agreed upon termination date. The minimum future annual rental commitments are as follows:

2015	44,480
2016	973

Total annual lease commitments	$45,453

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 12 – DERIVATIVE LIABILITY

As of December 31, 2014 the Company had a $167,970 derivative liability balance on the balance sheet and recorded a loss from derivative liability fair value adjustment of $128,969 during the year ended December 31, 204.  The derivative liability activity comes from convertible notes payable as follows:

As discussed in Note 8 – “Convertible Notes Payable”, during 2012, the Company issued an aggregate of $30,000 Convertible Promissory Notes to an unrelated party that matured on April 26, 2013. The Company is currently negotiating an extension of the maturity date and anticipates to successfully do so. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate of $0.30 per share.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

The debt discount for the note was amortized over the term of our stock’s opening trading day to the original maturity, or two days. On December 31, 2014, the Company marked-to-market the fair value of the derivative liabilities related to note and determined an aggregate fair value of $1,594 and recorded a gain of $44,429 from change in fair value of derivatives for year ended December 31, 2014. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 481%, (3) risk-free interest rate of 0%, (4) expected life of 0.25 of a year, and (5) estimated fair value of the Company’s common stock of $0.03 per share.

As discussed in Note 8 – “Convertible Notes Payable”, on February 27, 2014, the Company issued an aggregate of $339,026 Convertible Promissory Notes to an unrelated party that mature on February 27, 2015. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 35% discount from the lowest daily volume weighted average price in the five days prior to conversion, but not less than $0.00004.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 12 – DERIVATIVE LIABILITY (CONTINUED)

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception date of the note was $260,398 which was recorded as a debt discount, which is up to but not more than the net proceeds of the notes.  The fair value of $260,398 was recorded as a derivative liability on the balance sheet.

The debt discount for the notes will be amortized over the term of the note, or one year. On December 31, 2014, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $166,376 and recorded a $271,390 loss from change in fair value of derivatives for year ended December 31, 2014. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 492%, (3) risk-free interest rate of 0%, (4) expected life of 0.16 of a year, and (5) estimated fair value of the Company’s common stock of $0.03 per share.

As discussed in Note 8 – “Convertible Notes Payable”, on January 30, 2014, the Company entered into a note with an unrelated party to borrow up to $300,000. The note may be converted to common stock at the option of the holder at a rate equal to the lesser of $0.65 or 60% of the lowest trade price in the twenty five (25) trading days prior to conversion and become convertible 180 days after the effective date which is July 29, 2014. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the date the note became convertible was $174,114 which resulted in a debt discount equal to the outstanding principal at the time of $100,053 with an excess of $74,061 being charged to interest expense.  The fair value of $174,114 was recorded as a derivative liability on the balance sheet.

The debt discount for the notes will be amortized over the term of the note, or one year. On December 31, 2014, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $47,157 loss from change in fair value of derivatives for year ended December 31, 2014. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 262%, (3) risk-free interest rate of .11%, (4) expected life of 1.25 of a year, and (5) estimated fair value of the Company’s common stock of $0.06 per share.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 12 – DERIVATIVE LIABILITY (CONTINUED)

As discussed in Note 8 – “Convertible Notes Payable”, on September 3, 2014, the Company received a loan totaling $100,000 from an unrelated party. The note carried fixed interest of $10,000 and was due on September 11, 2014. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 35% discount from the lowest daily volume weighted average price in the five days prior to conversion, but not less than $0.00004. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the

Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

The debt discount for the note was amortized over the term of the note, or one week. On September 17, 2014, the note was repaid resulting in the elimination of the derivative liability and a gain on change in fair market value of derivatives of $145.149.

NOTE 13 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the year month period ended December 31, 2014:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2013	293,333	$0.30
Granted	338,572	0.30
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, December 31, 2014	631,905	$0.30

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2014 and 2013

The following table discloses information regarding outstanding and exercisable options and warrants at December 31, 2014:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.30	631,905	$0.30	2.48	631,905	$0.30
	631,905	$0.30	2.48	631,905	$0.30

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

December 31, 2014
Expected term of options granted	2 - 5 years
Expected volatility range	394 - 408%
Range of risk-free interest rates	1.70 – 1.73%
Expected dividend yield	0%

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 14 – INCOME TAXES

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 2014 or 2013 applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.   All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35)%

Changes in the net deferred tax assets consist of the following:

	2014	2013
Net operating loss carry forward	$1,080,910	$797,485
Valuation allowance	(1,080,910)	(797,485)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2014	2013
Computed federal income tax expense at statutory rate of 35%	$(1,248,852)	$(695,281)
Stock options issued for services	289,913	110,116
Amortization of deferred loan costs	85,096	128,184
Amortization of debt discount	347,944	84,324
Depreciation and amortization	2,493	235
Change in derivative liability	45,139	16,108
Stock issued for legal settlement	123,922	-
Stock issued for penalties	32,696	-
Excess derivative liability charged to interest	38,224	-
Change in valuation allowance	283,425	356,314
Income tax expense	$-	$-

The net federal operating loss carry forward will expire in 2031.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 15 – SUBSEQUENT EVENTS

On various dates from January to April 2015, the Company accepted six partial conversions of an outstanding note payable to common stock. As a result, the Company issued a total of 5,150,750 shares of common stock for a reduction of $39,000 of outstanding principal.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and Interim CFO have determined and concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2014:

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

Item 9B. Other Information.

On November 21, 2014 (the “Closing Date”), the Company closed a financing transaction by entering into a Purchase Agreement dated November 13, 2014 (the “Purchase Agreement”) with KBM Worldwide, Inc. (the “Purchaser”) for an aggregate principal amount of $104,000 (the “Purchase Price”). Pursuant to the Purchase Agreement, the Company issued an 8% Convertible Promissory Note (the “Note”).

The terms of the Note are as follows:

Convertible Promissory Note

The Note earns an interest rate per annum equal to 8% and has a maturity date of August 17, 2015 (the “Maturity Date”). The Note is convertible any time during the period beginning on the date which is one hundred eighty (180) days following the date of the issuance of the Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Amount (as defined in the Note) at a conversion price equal to 52% discount to the average of the lowest three (3) trading prices for the common stock during the ten (10) Trading Day (as defined in the Note) period immediately prior the conversion date. The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the Note.

Unless permitted by the applicable rules and regulations of the principal securities market on which the common stock is then listed or traded, in no event shall the Company issue upon conversion of or otherwise pursuant to the Note and the other Notes issued pursuant to the Purchase Agreement more than the maximum number of shares of common stock that the Company can issue pursuant to any rule of the principal United States securities market on which the common stock is then traded (the “Maximum Share Amount”), which shall be 4.99% of the total shares outstanding on the Closing Date, subject to equitable adjustment from time to time for stock splits, stock dividends, combinations, capital reorganizations and similar events relating to the common stock occurring after the Closing Date. As of the Closing Date, the Maximum Share Amount was 1,449,871 shares of common stock (4.99% of the 29,055,535 shares of common stock that were outstanding on the Closing Date).

If there is an “Event of Default” (as defined in the Note) the Purchaser has the right to require the Company to repay in cash all or a portion of the Note at a price equal to 150% of the aggregate principal amount of the Note plus all accrued and unpaid interest on the principal amount of the Note. In addition, in the event of a: (i) sale, conveyance or disposition of all or substantially all of the assets of the Company, (ii) transaction in which more than 50% of the voting power of the Company is disposed of, or (iii) consolidation, merger or other business combination of the Company with or into any other Person (as defined in the Note) when the Company is not the survivor (“Major Event”), the Purchaser has the option to treat the Major Event as an Event of Default or may immediately convert the remaining balance on the Note and shall be entitled to receive as many shares as the Purchaser would have been entitled to immediately prior to the Major Event.

The foregoing description of the terms of the Purchase Agreement and the Note do not purport to be complete and are qualified in their entirety by reference to the provisions of such agreements filed as exhibits 4.9 and 10.9 to this report.

The foregoing securities under Purchase Agreement were offered and sold without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of May 7, 2015.

Name	Age	Position
David D. Singer	65	President, Chief Technology Officer and Director
Devon Jones	36	Chief Executive Officer and Director
Philip Kirkland	50	Chief Financial Officer, Chief Operating Officer and Director

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

Item 11. Executive Compensation.

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2014 and 2013. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non- Qualified Deferred Compensation Earnings	All Other Compensation		Totals ($)
David D. Singer	2014	$0	$0	$0	$0	$0	$2,500		$2,500
President and Chief Technology Officer	2013	$0	$0	$0	$0	$0	$12,625	(1)	$12,625
Devon Jones	2014	$50,000	$0	$0	$0	$0	$150,000	(2)	$200,000
Chief Executive Officer	2013	$50,000	$0	$0	$0	$0	$146,220	(3)	$196,220
Philip Kirkland	2014	$50,000	$0	$0	$0	$0	$150,000	(4)	$200,000
COO and Chief Financial Officer	2013	$50,000	$0	$0	$0	$0	$156,720	(5)	$206,720

(1)	This amount is for consulting services that were paid to Mr. Singer’s entity AWS Services, Inc.
(2)	This amount includes the following: (i) $120,000 pursuant to Mr. Jones’ consulting agreement and (ii) $30,000 for his yearly car allowance.
(3)	This amount includes the following: (i) $116,220 pursuant to Mr. Jones’ consulting agreement and (ii) $30,000 for his yearly car allowance. From January 1, 2013 through December 31, 2014, compensation due to Mr. Jones in the amount of $63,846 has accrued, but has not been paid.
(4)	This amount includes the following: (i) $120,000 pursuant to Mr. Kirkland’s consulting agreement and (ii) $30,000 for his yearly car allowance.
(5)	This amount includes the following: (i) $126,720 pursuant to Mr. Kirkland’s consulting agreement and (ii) $30,000 for his yearly car allowance. From January 1, 2013 through December 31, 2014, compensation due to Mr. Kirkland in the amount of $107,114 has accrued, but has not been paid.

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards for the year ended December 31, 2014.

Compensation of Directors

The Company has not compensated any of its directors for service on the Board of Directors. Management directors are not compensated for their service as directors; however they may receive compensation for their services as employees of the Company. The compensation received by our management directors is shown in the “Summary Compensation Table” above.

Employment Agreements

On January 1, 2012, we entered into an employment agreement with our Chief Financial Officer, Philip Kirkland. Pursuant to the agreement, Mr. Kirkland’s employment will be for a term of three (3) years, unless removed earlier, and be compensated with an annual base salary of $50,000 plus a $30,000 yearly car allowance.

On January 1, 2012, we entered into an employment agreement with our Chief Executive Officer, Devon Jones. Pursuant to the agreement, Mr. Jones’s employment will be for a term of three (3) years, unless removed earlier, and be compensated with an annual base salary of $50,000 plus a $30,000 yearly car allowance.

Consulting Agreements

On April 22, 2011, we entered into a consulting agreement with Philip Kirkland to provide advisory, consulting and other services in relation to the Company’s operations. Pursuant to the agreement, Mr. Kirkland was paid a monthly consulting fee of $10,560, which continued until the termination of the agreement on December 31, 2012. The agreement was renewed on January 1, 2013 to extend through December 31, 2013. On January 1, 2014, the Company entered into a separate consulting agreement with Philip Kirkland to provide advisory, consulting and other services in relation to the Company’s operations which required total annual compensation of $120,000.

On April 22, 2011, we entered into a consulting agreement with Devon Jones to provide advisory, consulting and other services in relation to the Company’s operations. Pursuant to the agreement, Mr. Jones was paid a monthly consulting fee of $9,685, which continued until the termination of the agreement on December 31, 2012. . The agreement was renewed on January 1, 2013 to extend through December 31, 2013. On January 1, 2014, the Company entered into a separate consulting agreement with Devon Jones to provide advisory, consulting and other services in relation to the Company’s operations which required total annual compensation of $120,000.

From January 1, 2013 through December 31, 2014, compensation due to Mr. Jones in the amount of $63,846 has accrued, but has not been paid.

From January 1, 2013 through December 31, 2014, compensation due to Mr. Kirkland in the amount of $107,114 has accrued, but has not been paid.

We do not have any other employment agreements with our officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of May 7, 2015, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of May 7, 2015. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of May 7, 2015 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 8 Sky Light Court, Sacramento, CA 9582.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (1)
5% Shareholders
SCS, LLC	4,040,000	(2)	11%
LRK Holdings, LLC	4,090,000	(3)	11%

Directors and Executive Officers
David D. Singer	774,900		2%
Devon Jones	4,040,000		11%
Philip Kirkland	4,090,000		11%
All directors and officers as a group (3 people)	8,904,900		25%

(1)	Based on 35,865,589 shares of common stock outstanding as of May 7, 2015.

(2)	The beneficial owner of SCS, LLC is Devon Jones.

(3)	The beneficial owner of LRK Holdings, LLC is Philip Kirkland.

(4)	The beneficial owner of AWS Services, Inc. is David D. Singer.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have engaged an entity controlled by David Singer, a director of the Company to perform consulting services related to the development of new technologies. Payments to this party totaled $2,500 and $12,625 during the periods ended December 31, 2014 and 2013.

During the year ended December 31, 2014, the Company received an interest free $8,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities.

During the year ended December 31, 2014, the Company received an interest free $2,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities.

During the year ended December 31, 2014, the Company received a $10,000 loan from a related party to fund operations. The loan plus fixed interest of $1,000 was repaid in December 2014.

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

Item 14. Principal Accounting Fees and Services.

The following presents aggregate fees for professional services rendered by our independent registered public accounting firm, Sadler Gibb and Associates, LLC, for the audit of our annual consolidated financial statements during the years ended December 31, 2014 and 2013.

Audit Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were billed approximately $47,000 and $24,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2014 and 2013.

Tax Fees

There were no fees billed during the years ended December 31, 2014 and 2013 for tax compliance, advice and filings.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2014 and 2013.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-19 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on June 25, 2012.
3.2	By-Laws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on June 25, 2012.
4.1	Promissory Note dated June 17, 2011, with three addendums, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on October 18, 2012.
4.2	Promissory Note dated April 29, 2011 with Addendum, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 15, 2012.
4.3	Promissory Note dated November 21, 2011, for Byrd & Company, LLC, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on October 18, 2012.
4.4	Promissory Note dated December 15, 2011, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 15, 2012.
4.5	Promissory Note dated December 15, 2011 Addendums, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on October 18, 2012.
4.6	Promissory Note dated April 29, 2011 Addendum, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 15, 2012.

4.7	Promissory Note dated April 29, 2011 Second and Third Addendum, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on November 9, 2012.
4.8	Convertible Debenture dated October 19, 2012, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on November 9, 2012.
4.9*	Convertible Promissory Note Issued to KBM Worldwide, Inc., dated November 13, 2014.
10.1	Copy of Intelligent Highways Solutions, Inc. C-10 Electrical Contractor License, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on June 25, 2012.
10.2	Copy of Standard Industrial/Commercial Multi-Tenant Lease, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on June 25, 2012.
10.3	Copy of California Small Business, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on September 17, 2012.
10.4	Copy of Philip Kirkland Employment Agreement, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on September 17, 2012.
10.5	Copy of Devon Jones Employment Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on September 17, 2012.
10.6	Copy of Philip Kirkland Consulting Agreement, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on September 17, 2012.
10.7	Copy of Devon Jones Consulting Agreement, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on September 17, 2012.
10.8	Distribution Agreement between SCS Lighting Solutions Inc. and Intelligent Highway Solutions, Inc. dated August 22, 2013 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2013.
10.9*	Purchase Agreement, dated November 13, 2014, by and between Intelligent Highway Solutions, Inc. and KBM Worldwide, Inc.
10.10*	Management Consulting Extension Agreement with Devon Jones, dated January 1, 2014.
10.11*	Management Consulting Extension Agreement with Philip Kirkland, dated January 1, 2014.
21.1	List of Subsidiaries – None.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Date: May 7, 2015	By:	/s/ Devon Jones
Devon Jones
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2015	By:	/s/ Philip Kirkland
Philip Kirkland
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Devon Jones	Chief Executive Officer and Director	May 7, 2015
Devon Jones	(Principal Executive Officer)

/s/ David D. Singer	President and Director	May 7, 2015
David D. Singer

/s/ Philip Kirkland	Chief Financial Officer, Chief Operating Officer and Director	May 7, 2015
Philip Kirkland	(Principal Financial and Accounting Officer)

