Form 10-Q
period 2015-03-31
Intelligent Highway Solutions, Inc.
filed 2015-05-20
CIK 1549719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 20, 2015, there is 51,465,589 shares of common stock, $0.00001 par value outstanding.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

MARCH 31, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTELLIGENT HIGHWAY SOLUTIONS
CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$37,832	$95,251
Contracts receivable, net	139,483	139,908
Costs and estimated earnings in excess of billings	-	115,801
Prepaid expenses	76,924	77,161
Deferred loan costs, current	49,101	96,705
Total current assets	303,340	524,826

Property and equipment, net of accumulated depreciation of $11,226 and $8,731	12,445	14,940
Deferred loan costs, net	-	1,904
Prepaid expenses, net	52,237	69,371

Total assets	$368,022	$611,041

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$40	$40
Accounts payable	110,336	170,529
Accrued expenses and other liabilities	1,044,769	1,002,854
Notes payable, current portion	185,000	185,000
Convertible notes payable, current portion, net of discounts of $79,466 and $95,571	566,034	528,929
Notes payable, related party, current portion	10,000	10,000
Derivative liability	223,171	167,970
Accrued interest	89,252	76,671
Total current liabilities	2,228,602	2,141,993

Notes payable, net of current portion	100,000	100,000
Convertible notes payable, net of discounts of $7,993 and $49,829	7,007	30,171

Total liabilities	2,335,609	2,272,164

Stockholders' deficit
Common stock, $0.00001 par value; 100,000,000 shares authorized; 35,571,134 and 30,589,839 issued; 35,521,134 and 30,539,839 outstanding at March 31, 2015 and December 31, 2014	356	306
Additional paid-in capital	5,379,870	5,247,786
Treasury stock, 50,000 shares at $.084 per share	(4,200)	(4,200)
Accumulated deficit	(7,343,613)	(6,905,015)
Total stockholders' deficit	(1,967,587)	(1,661,123)

Total liabilities and stockholders' deficit	$368,022	$611,041

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2015	2014
Revenue	$183,274	$64,152
Cost of sales	138,971	58,015
Gross profit	44,303	6,137

Operating expenses
Salaries and wages	39,274	53,752
General and administrative	161,345	372,921
Total operating expenses	200,619	426,673

Loss from operations	(156,316)	(420,536)

Other income (expense)
Gain on extinguishment of debt	-	84,073
Change in derivative liability fair value	(137,037)	(55,854)
Penalties	(15,562)	-
Interest expense	(129,683)	(252,340)
Total other expense	(282,282)	(224,121)

Loss before income taxes	(438,598)	(644,657)

Provision for income taxes	-	-

Net loss	$(438,598)	$(644,657)

Basic and diluted loss per common share	$(0.01)	$(0.05)

Basic and diluted weighted average shares outstanding	32,501,015	12,254,099

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2015	2014
Operating activities
Net loss	$(438,598)	$(644,657)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	2,553	82,250
Common stock issued for penalties	13,745	-
Gain on forgiveness of debt	-	(84,073)
Depreciation	2,495	271
Change in derivative liability fair value	137,037	55,854
Amortization of deferred loan costs	49,508	34,226
Amortization of debt discount	57,941	190,503
Amortization of prepaid expenses	17,371	-
Expenses paid on behalf of company	6,000	-
Changes in operating assets and liabilities
Contracts receivable	425	(64,153)
Earnings in excess of billings	115,801	-
Prepaid expenses	-	147,356
Accounts payable	(60,193)	7,332
Accrued interest	12,581	(13,214)
Accrued expenses and other liabilities	41,915	63,635
Net cash used in operating activities	(41,419)	(224,670)

Investing activities
Purchase of equipment	-	(5,063)
Net cash used in investing activities	-	(5,063)

Financing activities
Proceeds from convertible notes payable	-	230,000
Repayments of convertible notes payable	(10,000)	-
Repayment of related party notes payable	(6,000)	-
Net cash provided by (used in) financing activities	(16,000)	230,000

Change in cash	(57,419)	267
Cash at beginning of period	95,251	28,664
Cash at end of period	$37,832	$28,931

Supplemental disclosures of cash flow information
Cash paid for interest	$9,000	$25,271
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Common stock issued for note conversion	$34,000	$147,526
Common stock issued for accrued interest conversion	$-	$7,447
Exchange of note payable and accrued interest for convertible note payable	$-	212,526
Debt discount on convertible notes	$-	$367,128
Initial measurements of derivative liabilities	$-	$312,130

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

Intelligent Highway Solutions, Inc. (the “Company” or “IHS”) was formed on April 22, 2011. IHS is a technology based intelligent highway solutions contractor. Through June 30, 2013, the Company’s primary focus was in the California transportation market providing services that range from providing labor, materials, and related equipment for corrective service and maintenance services for the State’s transportation infrastructure. Since that time, the Company has devoted its time to electrical service contracts. Additionally, the Company intends to develop transportation technology services that enable vehicles, roads, traffic lights, message signs, and other elements to become “intelligent” by embedding them with microchips and sensors and by empowering them to communicate with each other via wireless technologies. The acceleration of data collection and communication will allow state governments to improve transportation system performance by reducing congestion and increasing both traveler safety and convenience.

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ended March 31, 2015 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements.  The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

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

Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The company does not have cash equivalents as of March 31, 2015.

Contracts Receivable

Contracts receivable from construction, operations and maintenance are based on amounts billed to customers. The Company provides an allowance for doubtful collections which is based upon a review of outstanding receivable, historical collection information, and existing economic conditions. Normal contracts receivable are due 30 days after issuance of the invoice. Contract retentions are usually due 30 days after completion of the project and acceptance by the owner. Contracts receivable past due more than 60 days are considered delinquent. Delinquent contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer. The Company had bad debt expense of $0 during the three months ended March 31, 2015 and 2014, respectively. The allowance for doubtful accounts is $0 as of March 31, 2015 and December 31, 2014.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. Balances of each asset class as of March 31, 2015 and December 31, 2014 were:

	March 31, 2015	December 31, 2014
Machinery and equipment	$2,149	$2,149
Furniture and fixtures	6,273	6,273
Vehicles	15,249	15,249
Sub Total	$23,671	$23,671
Accumulated depreciation	(11,226)	(8,731)
Total	$12,445	$14,940

Depreciation expense for the three months ended March 31, 2015 and 2014 was $2,495 and $271, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Deferred rent payable	$-	$(51)
Payroll tax liabilities	762,827	767,109
Other payroll accruals	19,352	25,234
Other	262,590	210,562
Total	$1,044,769	$1,002,854

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

Cost of sales totaled $138,971 and $58,015 during the three months ended March 31, 2015 and 2014, respectively.

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

Convertible debt

The Company records a beneficial conversion feature related to the issuance of convertible debts that have conversion features at fixed rates. The beneficial conversion feature for the convertible instruments is recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features. The beneficial conversion feature will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the three months ended March 31, 2015 and 2014 potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 22,492,820 such potentially dilutive shares excluded for the three months ended March 31, 2015.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 5 - FAIR VALUE MEASUREMENTS

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy.  The following table presents information about the Company’s liabilities measured at fair value as of March 31, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Fair Value at March 31, 2015
Liabilities
Derivative Liability	-	$223,717	-	$223,171

	Level 1	Level 2	Level 3	Fair Value at December 31, 2014
Liabilities
Derivative Liability	-	167,970	-	167,970

The changes in the fair value of recurring fair value measurements are measured using the Black Scholes valuation model, and relate solely to the derivative liability as follows:

Balance at December 31, 2014	$167,970
Derivative liabilities recorded	-
Change due to note conversion	(81,836)
Fair value adjustment	137,037
Balance at March 31, 2015	$223,171

NOTE 6 – CONCENTRATIONS OF RISK

Our revenues during the three months ended March 31, 2015 and 2014 were generated completely from a single client. Additionally, 100 percent of our contracts receivable as of March 31, 2015 and December 31, 2014 were due from the same client.

NOTE 7 – NOTES PAYABLE

On April 14, 2014, the Company received a loan in the amount of $90,000 from Innovest, LLC. The loan was due on August 14, 2014 with a $30,000 payment due on each June 14, 2014; July 14, 2014 and August 14, 2014. The loan is unsecured and non-interest bearing. In the event of default, the note shall bear interest at 18% per annum. Additionally, the Company was obligated to issue 50,000 shares of common stock in the event of late payments. The note holder was also issued 75,000 shares of common stock as an incentive to enter into the note. The Company did not make the required principal payment on July 17, 2014 resulting in 50,000 shares of common stock being issued to Innovest and the note beginning to accrue interest at the rate of 18% per annum. Additionally, the Company did not make the required principal payment on August 17, 2014 resulting in an additional 50,000 shares of common stock being issued to Innovest. There was $60,000 of principal as of March 31, 2015 and December 31, 2014 plus accrued interest of $3,563 and $900 outstanding as of March 31, 2015 and December 31, 2014.

On August 5, 2014, the Company entered into two separate note agreements for $50,000 ($100,000 total). The notes carried a fixed interest amount of $800 and are due on October 4, 2014. If the loans were not repaid by the due date, the Company had the obligation to issue 25,000 shares of common stock to each note holder for each consecutive week the notes were outstanding. The Company has not yet repaid the notes as of March 31, 2015 resulting in 650,000 common shares being issued to each note holder (1,300,000 total common shares) as penalties. Additionally, the note holders each received 125,000 shares of common stock as an incentive to enter into the notes and had the right to sell back 50,000 shares of common stock to the Company for $4,200. There was a total of $100,000 in principal and $1,600 of accrued interest due at March 31, 2015 and December 31, 2014.

On April 17, 2014, the Company received a loan in the amount of $20,000 from Seton Securities. An additional $5,000 was received on July 15, 2014. The loans are unsecured, due on demand and non-interest bearing. There was $25,000 in principal and no accrued interest due at March 31, 2015 and December 31, 2014.

On October 22, 2014, the Company received a loan from an unrelated party totaling $100,000. The note carries an interest rate of 12% per annum and is due on October 22, 2016. During the three months ended March 31, 2015, the note was amended retroactively to October 22, 2014 to adjust the interest rate to 15% per annum. Additionally, the note is secured by the vehicles owned by the company. There was $100,000 of principal and accrued interest of $0 and $2,301 due as of March 31, 2015 and December 31, 2014.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On October 26, 2012, the Company received a loan totaling $30,000 from an unrelated party. The note bears interest at 10% per annum and had an original maturity date of April 26, 2013; however, the Company is in negotiations to extend the maturity date. There was $30,000 in principal plus accrued interest of $7,282 and $6,542 at March 31, 2015 and December 31, 2014. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30.

On February 27, 2014, the Company received a loan totaling $339,026 from an unrelated party. The note bears interest at 10% per annum and matured on February 27, 2015. Of the $339,026 total note, $212,526 was paid to former note holders on our behalf and $1,500 was withheld as debt issue costs resulting in net cash proceeds to the company of $125,000. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 35% discount from the lowest daily volume weighted average price in the five days prior to conversion, but not less than $0.00004. On various dates during the year ended December 31, 2014, the Company accepted twenty separate partial conversions of the note resulting in a total of 4,063,247 shares of common stock being issued in exchange for $242,526 of principal. On various dates during the three months ended March 31, 2015, the Company accepted five separate partial conversions of the note resulting in 4,256,295 shares of common stock being issued in exchange for $34,000 of principal. Additionally, the Company accepted a single conversion of accrued interest during the year ended December 31, 2014 resulting in 408,727 shares being issued in exchange for $8,369 of accrued interest. There was $62,500 and $96,500 in principal plus $12,544 and $10,165 in accrued interest due at March 31, 2015 and December 31, 2014.

On November 13, 2014, the Company received a loan totaling $104,000 from an unrelated party. The note carries interest at 8% per annum and is due on August 17, 2015 with a default interest rate of 22% should the note not be repaid by the maturity date. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date at a 52% discount from the average of the lowest three trading prices of the Company’s common stock during the preceding ten trading days. There was $104,000 of principal and $3,146 and $1,094 of accrued interest payable at March 31, 2015 and December 31, 2014.

On December 16, 2014, the Company received a loan totaling $54,000 from an unrelated party. The note carries interest at 8% per annum and is due on September 18, 2015 with a default interest rate of 22% should the note not be repaid by the maturity date. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date at a 52% discount from the average of the lowest three trading prices of the Company’s common stock during the preceding ten trading days. There was $54,000 of principal and $1,243 and $178 of accrued interest payable at March 31, 2015 and December 31, 2014.

On December 12, 2014, the Company received a loan totaling $50,000 from an unrelated party. The note carries interest at 10% per annum and is due on December 12, 2015. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date at a 40% discount from the lowest closing bid price for the Company’s common stock for the fifteen prior trading days. There was $50,000 of principal and $1,493 and $260 of accrued interest payable at March 31, 2015 and December 31, 2014.

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

The following table depicts the amounts due for each convertible note as of December 31, 2014:

	Maturity Date	Principal	Debt Discount	Carrying Amount, Current Portion	Carrying Amount, Long Term Portion	Accrued Interest
Note holder 1	1/24/2015	$50,000	$-	$50,000	$-	$14,124
Note holder 1	4/28/2016	15,000	(9,842)	-	5,158	732
Note holder 4	3/21/2016	30,000	(18,288)	-	11,712	2,342
Note holder 7	5/9/2015	50,000	(8,836)	41,164	-	8,233
Note holder 10	11/4/2015	25,000	(10,548)	14,452	-	2,890
Note holder 11	7/15/2024	50,000	(13,425)	36,575	-	7,315
Note holder 12	9/3/2015	25,000	(8,425)	16,575	-	3,315
Note holder 12	10/31/2015	25,000	(10,411)	14,589	-	2,918
Note holder 13	10/21/2015	20,000	(8,055)	11,945	-	2,389
Note holder 16	12/30/2015	45,000	(22,438)	22,562	-	4,512
Note holder 17	3/26/2016	25,000	(15,411)	-	9,589	1,918
Note holder 18	4/4/2016	10,000	(6,288)	-	3,712	742
Note holder 19	4/26/13	30,000	-	30,000	-	6,542
Note holder 20	2/27/15	96,500	(13,434)	83,066	-	10,165
Note holder 21	8/17/15	104,000	-	104,000	-	1,094
Note holder 21	9/18/15	54,000	-	54,000	-	178
Note holder 22	12/12/15	50,000	-	50,000	-	260
Total		$704,500	$(145,400)	$528,929	$30,171	$69,669

During the three months ended March 31, 2015, the Company made repayments on convertible notes payable of $10,000. Additionally, $44,507 of the debt discounts were recognized in interest expense during the three months ended March 31, 2015 leaving an unamortized discount of $87,459 at March 31, 2015.

The following table depicts the amounts due for each convertible note as of March 31, 2015:

Title	Maturity Date	Principal	Debt Discount	Carrying Amount	Accrued Interest
Note holder 1	1/24/2015	$50,000	$-	$50,000	$15,357
Note holder 1	4/28/2016	15,000	(7,993)	7,007	1,102
Note holder 4	3/21/2016	30,000	(14,589)	15,411	3,082
Note holder 7	5/9/2015	50,000	(2,671)	47,329	9,466
Note holder 10	11/4/2015	25,000	(7,466)	17,534	3,506
Note holder 11	7/15/2024	50,000	(7,260)	42,740	8,548
Note holder 12	9/3/2015	25,000	(5,342)	19,658	3,931
Note holder 12	10/31/2015	25,000	(7,329)	17,671	3,534
Note holder 13	10/21/2015	20,000	(5,589)	14,411	2,882
Note holder 16	12/30/2015	45,000	(16,890)	28,110	5,622
Note holder 17	3/26/2016	25,000	(12,330)	12,670	2,534
Note holder 19	4/26/2013	30,000	-	30,000	7,282
Note holder 20	2/27/2015	62,500	-	62,500	12,544
Note holder 21	8/17/2015	104,000	-	104,000	3,146
Note holder 21	9/18/2015	54,000	-	54,000	1,243
Note holder 22	12/12/2015	50,000	-	50,000	1,493
Total		$660,500	$(87,459)	$573,041	$85,272

NOTE 9 – RELATED PARTY TRANSACTIONS

We have engaged an entity controlled by the director of the Company to perform consulting services related to the development of new technologies. Payments to this party totaled $1,509 and $1,850 during the three months ended March 31, 2015 and 2014, respectively.

During the year ended December 31, 2014, the Company received an interest free $8,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities. There was $8,000 due as of March 31, 2015 and December 31, 2014, respectively.

During the three months ended March 31, 2015, the Company received two separate $3,000 loans from a related party to fund operations. Each loan was entered into by the lender paying expenses on behalf of the company. The loans plus fixed interest of $500 were repaid in March 2015.

NOTE 10 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 100,000,000 shares of $0.00001 par value common stock. During the three months ended March 31, 2015, the Company issued a total of 75,000 common shares for services provided by consultants; 4,256,295 common shares for total note conversions of $34,000 and 650,000 common shares valued at $13,745 for default penalties on notes payable.

There was 35,571,134 shares issued and 35,521,134 outstanding as of March 31, 2015.

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

Payroll Tax Liabilities

As of March 31, 2015 and December 31, 2014, the Company had accrued $762,827 and $767,109 in payroll tax liabilities.  The payment of these liabilities has not been made due to our limited profitability.  Due to the uncertainty regarding our future profitability, it is difficult to predict our ability to pay these liabilities.   As a result, a federal tax lien has been levied that will have to be satisfied.

Federal Income Tax Liability

On January 29, 2015, we received a notification from the Internal Revenue Service (the “IRS”) regarding deficiencies in our tax return for the year ended December 31, 2011. The notice was the result of not filing our tax return for the year then ended and included the results of an IRS examination which yielded an income tax amount due of $92,804 plus penalties and interest totaling $34,337 for a total amount due of $127,141. While we believe we will be able to successfully reduce the tax liability and assessed penalties to zero or near zero due to our net loss sustained during the year ended December 31, 2011, the possibility exists we will be unsuccessful and could face an assessment for the full amount of $127,141. There is no accrued liability for this potential payout as of March 31, 2015 or December 31, 2014 given the inestimable nature of the outcome at this point.

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

2015	33,300

Total annual lease commitments	$33,300

NOTE 12 – DERIVATIVE LIABILITY

As of March 31, 2015 the Company had a $223,171 derivative liability balance on the balance sheet and recorded a loss from derivative liability fair value adjustment of $137,037.  The derivative liability activity comes from convertible notes payable as follows:

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

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception date of the note was $73,451.  Of the total, $30,000 was recorded as a debt discount, which is up to but not more than the net proceeds of the notes.  $43,451 was charged to operations as non-cash interest expense. The fair value of $73,451 was recorded as a derivative liability on the balance sheet on the inception date.

The debt discount for the note was amortized over the term of our stock’s opening trading day to the original maturity, or two days. On March 31, 2015, the Company marked-to-market the fair value of the derivative liabilities related to note and determined an aggregate fair value of $1,317 and recorded a gain of $277 from change in fair value of derivatives for three months ended March 31, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 559%, (3) risk-free interest rate of .03%, (4) expected life of 0.25 of a year, and (5) estimated fair value of the Company’s common stock of $0.02 per share.

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

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception date of the note was $312,128 which was recorded as a debt discount, which is up to but not more than the net proceeds of the notes.  The fair value of $368,056 was recorded as a derivative liability on the balance sheet on the inception date.

The debt discount for the notes will be amortized over the term of the note, or one year. On March 31, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $221,854 and recorded a $137,314 loss from change in fair value of derivatives for three months ended March 31, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 559%, (3) risk-free interest rate of .03%, (4) expected life of 0.25 of a year, and (5) estimated fair value of the Company’s common stock of $0.02 per share.

NOTE 13 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the three month period ended March 31, 2015:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2014	631,905	$0.30
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, March 31, 2015	631,905	$0.30

The following table discloses information regarding outstanding and exercisable options and warrants at March 31, 2015:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.30	631,905	$0.30	2.24	631,905	$0.30
	631,905	$0.30	2.24	631,905	$0.30

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

March 31, 2015
Expected term of options granted	2 - 5 years
Expected volatility range	394 - 408%
Range of risk-free interest rates	1.70 – 1.73%
Expected dividend yield	0%

NOTE 14 – SUBSEQUENT EVENTS

On April 13, 2015, the Company accepted the partial conversion of an existing convertible note payable resulting in 894,455 common shares being issued in exchange of $5,000 of principal.

The Company issued a total of 50,000 common shares valued at $613 pursuant to an existing consulting agreement requiring 25,000 common shares to be issued monthly.

On May 12, 2015, the Company issued 7,500,000 common shares to each of Devon Jones and Philip Kirkland (15,000,000 shares total) as a bonus for services performed on behalf of the Company.

On May 14, 2015, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada to increase the number of authorized shares of common stock, par value $0.00001 per share, from one hundred thirty million (130,000,000) shares to five hundred million (500,000,000) shares. A true and correct copy of the Amendment is filed as Exhibit 3.1 to the 8K filed with the Securities Exchange Commission on May 18, 2015.

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

Plan of Operations

On August 22, 2013, the Company entered into a distribution agreement (the “Distribution Agreement”) with SCS Lighting Solutions Inc. (“SCS”), whereby SCS appointed the Company as its exclusive distributer of SCS products in Sacramento, California and other locations, as determined by both parties in the future. The SCS products include standard lighting solutions, as well as custom lighting products for indoor and outdoor applications. The Distribution Agreement is no longer exclusive.

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

Results of Operations

Revenue

Revenues during the three months ended March 31, 2015 and 2014 were generated from contracts with Honeywell for the installation of a temperature control system and other general electrical contracting work.

Three months ended March 31, 2015 and 2014

	Three months ended March 31,
	2015	2014	Change
Revenue	$183,274	$64,152	$119,122

Revenues for the three months ended March 31, 2015 were $183,274 compared to $64,152 during the three months ended March 31, 2014. The increase of $119,122 or 186% is the result of the Honeywell projects beginning in the latter part of the first quarter of 2014 where it was in effect for the full quarter in 2015. This resulted in fewer working days on which to earn revenue during the three months ended March 31, 2014 when compared to the three months ended March 31, 2015.

Cost of Goods Sold

Cost of revenues include all direct material, sub-contract, labor, and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits.

Three months ended March 31, 2015 and 2014

	Three months ended March 31,
	2015	2014	Change
Labor	$108,687	$21,847	$86,840
Fuel	2,018	891	1,127
Vehicle Lease	8,409	9,382	(973)
Other	19,857	25,895	(6,038)
Total	$138,971	$58,015	$80,956

Cost of goods sold for the three months ended March 31, 2015 were $138,971 compared to $58,015 during the three months ended March 31, 2014. The increase of $80,956 or 140% is the result of the Honeywell projects beginning in the latter part of the first quarter of 2014 where it was in effect for the full quarter in 2015. With fewer working days on a project during the three months ended March 31, 2014, overall cost of goods sold were lower than the three months ended March 31, 2015.

Operating Expenses

Three months ended March 31, 2015 and 2014

	Three months ended March 31,
	2015	2014	Change
Salaries and wages	$39,274	$53,752	$(14,478)
Professional services	129,667	341,728	(212,061)
Other	31,678	31,193	485
Total	$200,619	$426,673	$(226,054)

Operating expenses for the three months ended March 31, 2015 were $200,619 compared to $426,673 for the three months ended March 31, 2014. The decrease of $226,054 or 53% is the result of decreased professional services resulting from the recognition of stock based professional fees and other expenses that existed during the three months ended March 31, 2014 but not during the three months ended March 31, 2015 as the majority of the agreements with the consultants were not renewed.

Other Income and Expenses

Three months ended March 31, 2015 and 2014

	Three months ended March 31,
	2015	2014	Change
Interest expense, net	$(129,683)	$(252,340)	$122,657
Gain on extinguishment of debt	-	84,073	(84,073)
Penalties	(15,562)	-	(15,562)
Loss on derivative fair value adjustment	(137,037)	(55,854)	(81,183)
Total	$(282,282)	$(224,121)	$(58,161)

Other income and expense during the three months ended March 31, 2015 was a net expense of $282,282 compared to a net expense of $224,121 during the three months ended March 31, 2014. The increase in net expense of $58,161 or 26% was the result of increased losses on derivative fair value adjustments partially offset by gains on extinguishment of debts of $84,073 that was present during the three months ended March 31, 2014 and not during the three months ended March 31, 2015.

Net Loss

Three months ended March 31, 2015 and 2014

	Three months ended March 31,
	2015	2014	Change
Net loss	$(438,598)	$(644,657)	$206,059
As a percentage of revenue	-239%	-1,005%	766%

Net loss for the three months ended March 31, 2015 was $438,598, or 239% of revenue, compared to $644,657, or 1,005% of revenues, for the three months ended March 31, 2014. The decrease in net loss during the three months ended March 31, 2015 is mostly attributable to the increased revenues and related gross margins and decreased professional fees during the three months ended March 31, 2015 as discussed previously.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $37,832, total current assets of $303,340 and total current liabilities of $2,228,602 creating a working capital deficit of $1,925,262. Current assets consisted of $37,832 in cash, $139,483 of contracts receivable, $76,924 of prepaid expenses and current deferred loan costs of $49,101. Current liabilities consisted of a bank overdraft of $40, accounts payable $110,336, current notes payable of $185,000, current convertible notes payable net of discounts of $566,034, a derivative liability of $223,171, accrued interest of $89,252 and accrued expenses and other liabilities of $1,044,769.

Cash Flows from Operating Activities

Cash flows used in operating activities during the three months ended March 31, 2015 was $41,419 which consisted of a net loss of $438,598, non-cash expenses and gains of $286,650 and positive changes in working capital of $110,529. Net cash used in operating activities during the same period in 2014 was $224,670 which consisted of a net loss of $524,829, non-cash expenses and gains of $196,108 and positive changes in working capital of $104,051. The change in net cash used in operating activities was primarily due to a decrease in net loss of $206,059 and relatively flat non-cash expenses and gains as well as working capital.

Cash Flows from Investing Activities

During the three months ended March 31, 2015, we used $-0- of cash in investing activities. Cash used in investing activities during the three months ended March 31, 2014 was $5,063 and consisted solely of the purchase of equipment.

Cash Flows from Financing Activities

Cash used in financing activities during the three months ended March 31, 2015 was $16,000 which consisted of convertible note repayments of $10,000 and related party note repayments of $6,000. Cash provided by financing activities during the three months ended March 31, 2014 was $230,000 and consisted solely of proceeds from convertible notes payable.

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

Critical Accounting Policies

There have been no changes in the Company's significant accounting policies for the three months ended March 31, 2015 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on May 8, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 4.	Controls and Procedures.

Disclosure of controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that: (1) information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (2) that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and Interim CFO have determined and concluded that, as of March 31, 2015, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2015:

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

Due to our small size, we were not able to immediately take any action to remediate these material weaknesses but plan to address these items in the near future. Notwithstanding the assessment that our Internal Controls over Financial Reporting was not effective and that there were material weaknesses identified herein, we believe that our consolidated financial statements contained in this report fairly present our financial position, results of operations, and cash flows for the quarter covered thereby in all material respects.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2015, the Company issued a total of 75,000 common shares for services provided by consultants; 4,256,295 common shares for total note conversions of $34,000 and 650,000 common shares valued at $13,745 for default penalties on notes payable.

The above shares were issued in reliance on the exemption under Section 4(2) of the Securities Act. These shares of our common stock qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, manner of the issuance and number of shares issued. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they either: (1) agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering”; or (2) received shares pursuant to conversions of notes and the notes themselves had been held for longer than 6 months prior to conversion into unrestricted shares. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Date: May 20, 2015	By:	/s/ Devon Jones
Devon Jones
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2015	By:	/s/ Philip Kirkland
Philip Kirkland
Chief Financial Officer
(Principal Financial and Accounting Officer)

