Form 10-Q
period 2015-06-30
Intelligent Highway Solutions, Inc.
filed 2015-08-19
CIK 1549719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 19, 2015, there is 400,498,330 shares of common stock, $0.00001 par value outstanding.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$8,401	$95,251
Contracts receivable, net	-	139,908
Costs and estimated earnings in excess of billings on uncompleted contracts	8,611	115,801
Prepaid expenses	75,049	77,161
Deferred loan costs, current	20,379	96,705
Other current assets	25,000	-
Total current assets	137,440	524,826

Property and equipment, net of accumulated depreciation of $13,721 and $8,731	9,950	14,940
Deferred loan costs, net	-	1,904
Prepaid expenses, net	34,965	69,371

Total assets	$182,355	$611,041

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$40	$40
Accounts payable	152,667	170,529
Accrued expenses and other liabilities	1,104,646	1,002,854
Notes payable, current portion	185,000	185,000
Convertible notes payable, current portion, net of discounts of $292,895 and $95,571	472,509	528,929
Notes payable, related party, current portion	10,000	10,000
Derivative liability	1,127,997	167,970
Accrued interest	111,750	76,671
Total current liabilities	3,164,609	2,141,993

Notes payable, net of current portion	100,000	100,000
Convertible notes payable, net of discounts of $0 and $49,829	-	30,171

Total liabilities	3,264,609	2,272,164

Stockholders' deficit
Common stock, $0.00001 par value; 500,000,000 shares authorized; 59,960,864 and 30,589,839 issued; 59,910,864 and 30,539,839 outstanding at June 30, 2015 and December 31, 2014	600	306
Additional paid-in capital	5,603,917	5,247,786
Treasury stock, 50,000 shares at $.084 per share	(4,200)	(4,200)
Accumulated deficit	(8,682,571)	(6,905,015)
Total stockholders' deficit	(3,082,254)	(1,661,123)

Total liabilities and stockholders' deficit	$182,355	$611,041

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$8,612	$401,681	$191,886	$465,833
Cost of sales	10,033	295,865	149,004	353,880
Gross profit	(1,421)	105,816	42,882	111,953

Operating expenses
Salaries and wages	43,095	53,084	82,369	106,836
General and administrative	476,857	717,118	638,202	1,090,039
Total operating expenses	519,952	770,202	720,571	1,196,875

Loss from operations	(521,373)	(664,386)	(677,689)	(1,084,922)

Other income (expense)
Gain on extinguishment of debt	1,666	34,218	1,666	118,291
Loss on derivative fair value adjustment	(351,073)	(94,209)	(488,110)	(150,063)
Penalties and settlements	(6,865)	-	(22,427)	-
Loss on settlement	-	(175,000)	-	(175,000)
Interest expense	(461,313)	(540,635)	(590,996)	(792,975)
Total other expense	(817,585)	(775,626)	(1,099,867)	(999,747)

Loss before income taxes	(1,338,958)	(1,440,012)	(1,777,556)	(2,084,669)

Provision for income taxes	-	-	-	-

Net loss	$(1,338,958)	$(1,440,012)	$(1,777,556)	$(2,084,669)

Basic and diluted loss per common share	$(0.03)	$(0.10)	$(0.05)	$(0.15)

Basic and diluted weighted average shares outstanding	45,206,521	14,779,792	38,888,866	13,572,784

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(1,777,556)	$(2,084,669)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	154,853	203,324
Common stock issued for penalties	20,610	-
Common stock issued for settlement	-	287,064
Gain on forgiveness of debt	-	(118,291)
Depreciation	4,990	1,848
Loss on derivative fair value adjustment	488,110	150,063
Amortization of deferred loan costs	78,230	70,125
Amortization of loan origination fees	-	90,283
Amortization of debt discount	188,105	578,205
Amortization of prepaid expenses	36,518	-
Expenses paid on behalf of company	48,312	-
Excess derivative liability charged to interest	275,871	-
Changes in operating assets and liabilities
Contracts receivable	139,908	(238,703)
Earnings in excess of billings	107,190	-
Prepaid expenses	-	373,399
Accounts payable	(17,862)	252,136
Accrued interest	35,079	12,520
Accrued expenses and other liabilities	101,792	80,360
Net cash used in operating activities	(115,850)	(342,336)

Cash flows from investing activities
Purchase of equipment	-	(16,910)
Net cash used in investing activities	-	(16,910)

Cash flows from financing activities
Proceeds from convertible notes payable	-	305,000
Repayments of convertible notes payable	(10,000)	-
Proceeds from notes payable	45,000	210,000
Repayments of notes payable	-	(130,000)
Proceeds from related party notes payable	-	8,000
Repayment of related party notes payable	(6,000)	-
Purchase of treasury stock	-	(4,200)
Net cash provided by financing activities	29,000	388,800

Change in cash	(86,850)	29,554
Cash at beginning of period	95,251	28,664
Cash at end of period	$8,401	$58,218

Supplemental disclosures of cash flow information
Cash paid for interest	$9,000	$25,271
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Common stock issued as loan repayment	$-	$602,503
Common stock issued as interest repayment	$-	$45,165
Common stock issued for note conversion	$54,208	$-
Common stock issued for accrued interest conversion	$-	$-
Exchange of note payable and accrued interest for convertible note payable	$-	$212,526
Debt discount on convertible notes	$322,800	$392,128
Initial measurements of derivative liabilities	$598,671	$312,128

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2015

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

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ended June 30, 2015 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements.  The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

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

Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The company does not have cash equivalents as of June 30, 2015.

Contracts Receivable

Contracts receivable from construction, operations and maintenance are based on amounts billed to customers. The Company provides an allowance for doubtful collections which is based upon a review of outstanding receivable, historical collection information, and existing economic conditions. Normal contracts receivable are due 30 days after issuance of the invoice. Contract retentions are usually due 30 days after completion of the project and acceptance by the owner. Contracts receivable past due more than 60 days are considered delinquent. Delinquent contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer. The Company had bad debt expense of $139,483 and $0 during the three and six months ended June 30, 2015 and 2014, respectively. The allowance for doubtful accounts is $0 as of June 30, 2015 and December 31, 2014.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. Balances of each asset class as of June 30, 2015 and December 31, 2014 were:

	June 30, 2015	December 31, 2014
Machinery and equipment	$2,149	$2,149
Furniture and fixtures	6,273	6,273
Vehicles	15,249	15,249
Sub Total	$23,671	$23,671
Accumulated depreciation	(13,721)	(8,731)
Total	$9,950	$14,940

Depreciation expense for the six months ended June 30, 2015 and 2014 was $4,990 and $1,848, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Deferred rent payable	$-	$(51)
Payroll tax liabilities	771,936	767,109
Other payroll accruals	29,970	25,234
Other	302,740	210,562
Total	$1,104,646	$1,002,854

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

Cost of sales totaled $10,033 and $295,865 during the three months ended June 30, 2015 and 2014 and $149,004 and $353,880 during the six months ended June 30, 2015, respectively.

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

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the six months ended June 30, 2015 and 2014 potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 231,807,763 such potentially dilutive shares excluded for the six months ended June 30, 2015.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 5 - FAIR VALUE MEASUREMENTS

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy.  The following table presents information about the Company’s liabilities measured at fair value as of June 30, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Fair Value at June 30, 2015
Liabilities
Derivative Liability	$-	$1,127,997	$-	$1,127,997

	Level 1	Level 2	Level 3	Fair Value at December 31, 2014
Liabilities
Derivative Liability	$-	$167,970	$-	$167,970

The changes in the fair value of recurring fair value measurements are measured using the Black Scholes valuation model, and relate solely to the derivative liability as follows:

Balance at December 31, 2014	$167,970
Derivative liabilities recorded	598,671
Change due to note conversion	(126,754)
Fair value adjustment	488,110
Balance at June 30, 2015	$1,127,997

NOTE 6 – CONCENTRATIONS OF RISK

Our revenues during the three and six months ended June 30, 2015 and 2014 were generated completely from a single client. Additionally, 100 percent of our contracts receivable as of June 30, 2015 and December 31, 2014 were due from the same client.

NOTE 7 – NOTES PAYABLE

On April 14, 2014, the Company received a loan in the amount of $90,000 from Innovest, LLC. The loan was due on August 14, 2014 with a $30,000 payment due on each June 14, 2014; July 14, 2014 and August 14, 2014. The loan is unsecured and non-interest bearing. In the event of default, the note shall bear interest at 18% per annum. Additionally, the Company was obligated to issue 50,000 shares of common stock in the event of late payments. The note holder was also issued 75,000 shares of common stock as an incentive to enter into the note. The Company did not make the required principal payment on July 17, 2014 resulting in 50,000 shares of common stock being issued to Innovest and the note beginning to accrue interest at the rate of 18% per annum. Additionally, the Company did not make the required principal payment on August 17, 2014 resulting in an additional 50,000 shares of common stock being issued to Innovest. There was $60,000 of principal as of June 30, 2015 and December 31, 2014 plus accrued interest of $6,256 and $900 outstanding as of June 30, 2015 and December 31, 2014.

On August 5, 2014, the Company entered into two separate note agreements for $50,000 ($100,000 total). The notes carried a fixed interest amount of $800 and are due on October 4, 2014. If the loans were not repaid by the due date, the Company had the obligation to issue 25,000 shares of common stock to each note holder for each consecutive week the notes were outstanding. The Company has not yet repaid the notes as of June 30, 2015 resulting in 975,000 common shares being issued to each note holder (1,950,000 total common shares) as penalties. Additionally, the note holders each received 125,000 shares of common stock as an incentive to enter into the notes and had the right to sell back 50,000 shares of common stock to the Company for $4,200. There was a total of $100,000 in principal and $1,600 of accrued interest due at June 30, 2015 and December 31, 2014.

On April 17, 2014, the Company received a loan in the amount of $20,000 from Seton Securities. An additional $5,000 was received on July 15, 2014. The loans are unsecured, due on demand and non-interest bearing. There was $25,000 in principal and no accrued interest due at June 30, 2015 and December 31, 2014.

On October 22, 2014, the Company received a loan from an unrelated party totaling $100,000. The note carries an interest rate of 12% per annum and is due on October 22, 2016. During the first quarter of 2015, the note was amended retroactively to October 22, 2014 to adjust the interest rate to 15% per annum. Additionally, the note is secured by the vehicles owned by the company. There was $100,000 of principal and accrued interest of $2,815 and $2,301 due as of June 30, 2015 and December 31, 2014.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On October 26, 2012, the Company received a loan totaling $30,000 from an unrelated party. The note bears interest at 10% per annum and had an original maturity date of April 26, 2013; however, the Company is in negotiations to extend the maturity date. There was $30,000 in principal plus accrued interest of $8,030 and $6,542 at June 30, 2015 and December 31, 2014. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30.

On February 27, 2014, the Company received a loan totaling $339,026 from an unrelated party. The note bears interest at 10% per annum and matured on February 27, 2015. Of the $339,026 total note, $212,526 was paid to former note holders on our behalf and $1,500 was withheld as debt issue costs resulting in net cash proceeds to the company of $125,000. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 35% discount from the lowest daily volume weighted average price in the five days prior to conversion, but not less than $0.00004. On various dates during the year ended December 31, 2014, the Company accepted twenty separate partial conversions of the note resulting in a total of 4,063,247 shares of common stock being issued in exchange for $242,526 of principal. On various dates during the six months ended June 30, 2015, the Company accepted seven separate partial conversions of the note resulting in 7,791,630 shares of common stock being issued in exchange for $43,688 of principal. Additionally, the Company accepted a single conversion of accrued interest during the year ended December 31, 2014 resulting in 408,727 shares being issued in exchange for $8,369 of accrued interest. There was $52,812 and $96,500 in principal plus $13,653 and $10,165 in accrued interest due at June 30, 2015 and December 31, 2014.

On June 11, 2015, the Company received a loan totaling $59,800 from an unrelated party. The note bears interest at 10% per annum and matured on June 11, 2016. Of the $59,800 total note, $5,000 was paid to service providers on our behalf, $7,800 was an original issue discount and $2,000 was withheld as debt issue costs resulting in net cash proceeds to the company of $45,000. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 50% discount from the lowest trading price during the five days prior to conversion. There was $59,800 and $0 in principal plus $311 and $0 in accrued interest due at June 30, 2015 and December 31, 2014.

On November 13, 2014, the Company received a loan totaling $104,000 from an unrelated party. The note carries interest at 8% per annum and is due on August 17, 2015 with a default interest rate of 22% should the note not be repaid by the maturity date. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date, or May 12, 2015, at a 52% discount from the average of the lowest three trading prices of the Company’s common stock during the preceding ten trading days. During the six months ended June 30, 2015, the Company accepted two separate conversions resulting in a total of 5,129,395 common shares being issued in exchange for $10,520 of principal. There was $93,480 and $104,000 of principal and $5,135 and $1,094 of accrued interest payable at June 30, 2015 and December 31, 2014.

On December 16, 2014, the Company received a loan totaling $54,000 from an unrelated party. The note carries interest at 8% per annum and is due on September 18, 2015 with a default interest rate of 22% should the note not be repaid by the maturity date. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note, or June 15, 2015, date at a 52% discount from the average of the lowest three trading prices of the Company’s common stock during the preceding ten trading days. There was $54,000 of principal and $2,320 and $178 of accrued interest payable at June 30, 2015 and December 31, 2014.

On December 12, 2014, the Company received a loan totaling $50,000 from an unrelated party. The note carries interest at 10% per annum and is due on December 12, 2015. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date, or June 10, 2015, at a 40% discount from the lowest closing bid price for the Company’s common stock for the fifteen prior trading days. There was $50,000 of principal and $2,740 and $260 of accrued interest payable at June 30, 2015 and December 31, 2014.

On June 26, 2015, the Company received a loan totaling $55,000 from an unrelated party. The note bears interest at 10% per annum and is due March 24, 2016. Of the $55,000 total note, $5,000 was an original issue discount resulting in net cash proceeds to the company of $50,000. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 45% discount from the lowest trading price during the twenty days prior to conversion but not less than $0.00005. There was $55,000 and $0 in principal plus $286 and $0 in accrued interest due at June 30, 2015 and December 31, 2014.

On May 14, 2015, the Company received a loan totaling $4,812 from an unrelated party. The note carries interest at 12% per annum and is due on February 18, 2016. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date at a 55% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty prior trading days. There was $4,812 of principal and $0 and $30 and $0 of accrued interest payable at June 30, 2015 and December 31, 2014.

On May 29, 2015, the Company received a loan totaling $5,500 from an unrelated party. The note carries interest at 12% per annum and is due on February 21, 2016. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date at a 55% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty prior trading days. There was $5,500 of principal and $0 and $34 and $0 of accrued interest payable at June 30, 2015 and December 31, 2014.

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

During the six months ended June 30, 2015, the Company made repayments on convertible notes payable of $10,000. Additionally, $79,589 of the debt discounts were recognized in interest expense during the six months ended June 30, 2015 leaving an unamortized discount of $52,377 at June 30, 2015.

The following table depicts the amounts due for each convertible note as of June 30, 2015:

Title	Maturity Date	Principal	Debt Discount	Carrying Amount	Accrued Interest
Note holder 1	1/24/2015	$50,000	$-	$50,000	$16,604
Note holder 1	4/28/2016	15,000	(6,123)	8,877	1,476
Note holder 4	3/21/2016	30,000	(10,849)	19,151	3,830
Note holder 7	5/9/2015	50,000	-	50,000	10,713
Note holder 10	11/4/2015	25,000	(4,349)	20,651	4,129
Note holder 11	7/15/2024	50,000	(1,027)	48,973	9,795
Note holder 12	9/3/2015	25,000	(2,226)	22,774	4,554
Note holder 12	10/31/2015	25,000	(4,212)	20,788	4,157
Note holder 13	10/21/2015	20,000	(3,096)	16,904	3,381
Note holder 16	12/30/2015	45,000	(11,281)	33,719	6,744
Note holder 17	3/26/2016	25,000	(9,212)	15,788	3,157
Note holder 19	4/26/2013	30,000	-	30,000	8,030
Note holder 20	2/27/2015	52,812	-	52,812	13,653
Note holder 20	6/11/2016	59,800	(56,526)	3,274	311
Note holder 21	8/17/2015	93,480	(42,409)	51,071	5,135
Note holder 21	9/18/2015	54,000	(43,875)	10,125	2,320
Note holder 22	12/12/2015	50,000	(43,939)	6,061	2,740
Note holder 23	3/24/2016	55,000	(53,771)	1,229	286
Note holder 24	2/18/2016	4,812	-	4,812	30
Note holder 24	2/21/2016	5,500	-	5,500	34
Total		$765,404	$(292,895)	$472,509	$101,079

NOTE 9 – RELATED PARTY TRANSACTIONS

We have engaged an entity controlled by the director of the Company to perform consulting services related to the development of new technologies. Payments to this party totaled $5,409 and $2,500 during the six months ended June 30, 2015 and 2014, respectively.

During the year ended December 31, 2014, the Company received an interest free $8,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities. There was $8,000 due as of June 30, 2015 and December 31, 2014, respectively.

During the year ended December 31, 2014, the Company received an interest free $2,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities. There was $2,000 due as of June 30, 2015 and December 31, 2014, respectively.

During the six months ended June 30, 2015, the Company received two separate $3,000 loans from a related party to fund operations. Each loan was entered into by the lender paying expenses on behalf of the company. The loans plus fixed interest of $500 were repaid in March 2015.

During the six months ended June 30, 2015, the Company issued a total of 15,000,000 common shares as bonuses to officers at a total value of $151,500

NOTE 10 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 500,000,000 shares of $0.00001 par value common stock. During the six months ended June 30, 2015, the Company issued 15,000,000 common shares valued at $151,500 as bonuses to officers, 150,000 common shares valued at $5,000 for services provided by consultants; 12,921,025 common shares for total note conversions of $54,208 and 1,300,000 common shares valued at $20,610 for default penalties on notes payable.

On June 29, 2015, the Company entered into a consulting agreement whereby the consultant would provide services for a period of 30 days in exchange for 5,000,000 shares of common stock. The common shares were valued equal to the close price as of the date of the agreement, or $0.006 per share, resulting in a total value of $30,000.

There were 59,960,864 shares issued and 59,910,864 outstanding as of June 30, 2015.

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

Payroll Tax Liabilities

As of June 30, 2015 and December 31, 2014, the Company had accrued $771,936 and $767,109 in payroll tax liabilities.  The payment of these liabilities has not been made due to our limited profitability.  Due to the uncertainty regarding our future profitability, it is difficult to predict our ability to pay these liabilities.   As a result, a federal tax lien has been levied that will have to be satisfied.

Federal Income Tax Liability

On January 29, 2015, we received a notification from the Internal Revenue Service (the “IRS”) regarding deficiencies in our tax return for the year ended December 31, 2011. The notice was the result of not filing our tax return for the year then ended and included the results of an IRS examination which yielded an income tax amount due of $92,804 plus penalties and interest totaling $34,337 for a total amount due of $127,141. While we believe we will be able to successfully reduce the tax liability and assessed penalties to zero or near zero due to our net loss sustained during the year ended December 31, 2011, the possibility exists we will be unsuccessful and could face an assessment for the full amount of $127,141. There is no accrued liability for this potential payout as of June 30, 2015 or December 31, 2014 given the inestimable nature of the outcome at this point.

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

2015	22,200

Total annual lease commitments	$22,200

NOTE 12 – DERIVATIVE LIABILITY

As of June 30, 2015 the Company had a $1,127,997 derivative liability balance on the balance sheet and recorded a loss from derivative liability fair value adjustment of $488,110.  The derivative liability activity comes from convertible notes payable as follows:

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

The debt discount for the note was amortized over the term of our stock’s opening trading day to the original maturity, or two days. On June 30, 2015, the Company marked-to-market the fair value of the derivative liabilities related to note and determined an aggregate fair value of $31 and recorded a gain of $1,563 from change in fair value of derivatives for six months ended June 30, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 359%, (3) risk-free interest rate of .01%, (4) expected life of 0.25 of a year, and (5) estimated fair value of the Company’s common stock of $0.006 per share.

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

The debt discount for the notes will be amortized over the term of the note, or one year. On June 30, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $130,478 and recorded a $58,031 loss from change in fair value of derivatives for six months ended June 30, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 349%, (3) risk-free interest rate of .01%, (4) expected life of 0.25 of a year, and (5) estimated fair value of the Company’s common stock of $0.006 per share.

As discussed in Note 7 – “Convertible Notes Payable”, on June 11, 2015, the Company issued an aggregate of $59,800 Convertible Promissory Notes to an unrelated party that mature on June 11, 2016. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest daily volume weighted average price in the five days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception date of the note was $118,374. Of the total, $59,800 was recorded as a debt discount, which is up to but not more than the net proceeds of the notes.  $58,574 was charged to operations as non-cash interest expense. The fair value of $118,374 was recorded as a derivative liability on the balance sheet on the inception date.

The debt discount for the notes will be amortized over the term of the note, or one year. On June 30, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $235,063 and recorded a $116,689 loss from change in fair value of derivatives for six months ended June 30, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 449%, (3) risk-free interest rate of .28%, (4) expected life of 0.95 of a year, and (5) estimated fair value of the Company’s common stock of $0.006 per share.

As discussed in Note 7 – “Convertible Notes Payable”, on November 17, 2014, the Company issued an aggregate of $104,000 Convertible Promissory Notes to an unrelated party that mature on August 17, 2015. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 52% discount from the average of the lowest three trading prices in the ten trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception date of the note was $180,678. Of the total, $104,000 was recorded as a debt discount, which is up to but not more than the net proceeds of the notes.  $76,678 was charged to operations as non-cash interest expense. The fair value of $180,678 was recorded as a derivative liability on the balance sheet on the inception date.

The debt discount for the notes will be amortized over the term of the note, or one year. On June 30, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $272,794 and recorded a $124,941 loss from change in fair value of derivatives for six months ended June 30, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 323%, (3) risk-free interest rate of .13%, (4) expected life of 0.13 of a year, and (5) estimated fair value of the Company’s common stock of $0.006 per share.

As discussed in Note 7 – “Convertible Notes Payable”, on December 16, 2014, the Company issued an aggregate of $54,000 Convertible Promissory Notes to an unrelated party that mature on September 18, 2015. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the average of the lowest three trading prices in the ten trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception date of the note was $97,019. Of the total, $54,000 was recorded as a debt discount, which is up to but not more than the net proceeds of the notes.  $43,019 was charged to operations as non-cash interest expense. The fair value of $97,019 was recorded as a derivative liability on the balance sheet on the inception date.

The debt discount for the notes will be amortized over the term of the note, or one year. On June 30, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $136,942 and recorded a $39,923 loss from change in fair value of derivatives for six months ended June 30, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 294%, (3) risk-free interest rate of .01%, (4) expected life of 0.22 of a year, and (5) estimated fair value of the Company’s common stock of $0.006 per share.

As discussed in Note 7 – “Convertible Notes Payable”, on December 12, 2014, the Company issued an aggregate of $50,000 Convertible Promissory Notes to an unrelated party that mature on December 12, 2015. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 40% discount from the lowest closing price in the fifteen trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception date of the note was $105,838. Of the total, $50,000 was recorded as a debt discount, which is up to but not more than the net proceeds of the notes.  $55,838 was charged to operations as non-cash interest expense. The fair value of $105,838 was recorded as a derivative liability on the balance sheet on the inception date.

The debt discount for the notes will be amortized over the term of the note, or one year. On June 30, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $157,093 and recorded a $51,255 loss from change in fair value of derivatives for six months ended June 30, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 475%, (3) risk-free interest rate of .11%, (4) expected life of 0.45 of a year, and (5) estimated fair value of the Company’s common stock of $0.006 per share.

As discussed in Note 7 – “Convertible Notes Payable”, on June 26, 2015, the Company issued an aggregate of $55,000 Convertible Promissory Notes to an unrelated party that mature on March 24, 2016. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest closing price in the twenty trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception date of the note was $96,762. Of the total, $55,000 was recorded as a debt discount, which is up to but not more than the net proceeds of the notes.  $41,762 was charged to operations as non-cash interest expense. The fair value of $96,762 was recorded as a derivative liability on the balance sheet on the inception date.

The debt discount for the notes will be amortized over the term of the note, or one year. On June 30, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $195,596 and recorded a $98,834 loss from change in fair value of derivatives for six months ended June 30, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 471%, (3) risk-free interest rate of .28%, (4) expected life of 0.73 of a year, and (5) estimated fair value of the Company’s common stock of $0.006 per share.

NOTE 13 – STOCK OPTIONS

The following table summarizes all stock option activity for the six month period ended June 30, 2015:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2014	631,905	$0.30
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, June 30, 2015	631,905	$0.30

The following table discloses information regarding outstanding and exercisable options at June 30, 2015:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.30	631,905	$0.30	1.99	631,905	$0.30
	631,905	$0.30	1.99	631,905	$0.30

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

June 30, 2015
Expected term of options granted	2 - 5 years
Expected volatility range	394 - 408%
Range of risk-free interest rates	1.70 – 1.73%
Expected dividend yield	0%

NOTE 14 – SUBSEQUENT EVENTS

On July 1, 2015, the Company issued a total of 60,000,000 shares of common stock to its officers, 30,000,000 shares to each Devon Jones and Philip Kirkland. The common shares were valued equal to the close price as of the date the board approved the issuance, or $0.0055 per share, resulting in a total value of $330,000.

The Company issued a total of 50,000 common shares, 25,000 on each July 1 and August1, 2015, valued at $183 pursuant to an existing consulting agreement requiring 25,000 common shares to be issued monthly. The agreement terminated on August 31, 2015 resulting in no additional shares being issued on September 1, 2015.

On July 3, 2015, the Company settled a claim from a service provider for amounts due on services provided. The settlement resulted in a total of 6,000,000 shares of common stock being issued to the service provider and were valued equal to the close price as of the date of the agreement, or $0.003 per share, resulting in a total value of $18,000.

On July 9, 2015, the Company entered into a settlement agreement with a former note holder of the Company. The settlement agreement required the Company to issue 500,000 shares of common stock which were valued equal to the close price as the date of the agreement, or $0.0038 per share, resulting in a total value of $1,900.

On various dates from July 9 to August 14, 2015, the Company accepted eleven separate conversion notices from an existing note holder resulting in a total of 66,808,613 shares of common stock being issued in exchange for a reduction in the note principal balance of $52,812 plus a reduction of accrued interest payable totaling $17,691.

On various dates from July 9 to August 13, 2015, the Company accepted nineteen separate conversion notices from an existing note holder resulting in a total of 144,822,086 shares of common stock being issued in exchange for a reduction in the note principal balance of $124,210.

On various dates from July 15 to August 7, 2015, the Company accepted seven separate conversion notices from an existing note holder resulting in a total of 57,406,767 shares of common stock being issued in exchange for a reduction in the note principal balance of $50,000 plus a reduction of accrued interest payable totaling $1,522.

On July 8, 2015, the Company entered into a note payable for $27,466. The note accrues interest at 10% annually and is due on July 7, 2016. Additionally, after 180 days from the effective date, the principal plus accrued interest may be converted to shares of common stock at the option of the note holder at a rate equal to a 40% discount from the lowest closing bid price of the Company’s common stock for the fifteen trading days immediately preceding the conversion.

On July 29, 2015, the Company entered into a note payable for $11,000. The note accrues interest at 10% annually and is due on March 24, 2016. Additionally, the principal plus accrued interest may be converted to shares of common stock at the option of the note holder at a rate equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock for the twenty trading days immediately preceding the conversion but not less than $0.00005.

On August 6, 2015, the Company entered into a note payable for $11,500. The note accrues interest at 10% annually and is due on May 16, 2016. Additionally, the principal plus accrued interest may be converted to shares of common stock at the option of the note holder at a rate equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock for the twenty trading days immediately preceding the conversion but not less than $0.00005.

On August 6, 2015, the Company entered into line of credit whereby it has the right to sell to the investor up to $5,000,000 of common stock over a period of 24 months. The Company may sell up to $100,000 of common stock, but not less than $5,000, at any time at is sole discretion by issuing a put notice to the investor. The sales price of the stock will be equal to a 30% discount from the average of the lowest two closing bid prices in the preceding five trading days. There is a minimum of ten trading days between put notices. The agreement requires the Company to issue 3% of the total credit line, or $150,000, in common stock with an issue price equal to the average of the daily volume weighted average prices of the Company’s common stock during the five business days immediately preceding the due date of the issuance.

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

Results of Operations

Revenue

Revenues during the three and six months ended June 30, 2015 and 2014 were generated from contracts with Honeywell for the installation of a temperature control system and other general electrical contracting work.

Three months ended June 30, 2015 and 2014

	Three months ended June 30,
	2015	2014	Change
Revenue	$8,612	$401,681	$(393,069)

Revenues for the three months ended June 30, 2015 were $8,612 compared to $401,681 during the three months ended June 30, 2014. The decrease of $393,069 or 98% is the result of the timing associated with the Honeywell projects where one Honeywell project was completed in the first quarter of 2015 and another not started until the end of the second quarter. This resulted in fewer working days on which to earn revenue during the three months ended June 30, 2015 when compared to the three months ended June 30, 2014.

Six months ended June 30, 2015 and 2014

	Six months ended June 30,
	2015	2014	Change
Revenue	$191,886	$465,833	$(273,947)

Revenues for the six months ended June 30, 2015 were $191,886 compared to $465,833 during the six months ended June 30, 2014. The decrease of $273,947 or 59% is the result of the timing associated with the Honeywell projects where one Honeywell project was completed in the first quarter of 2015 and another not started until the end of the second quarter. The projects required more consistent work from late March through June 2014. This resulted in fewer working days on which to earn revenue during the six months ended June 30, 2015 when compared to the six months ended June 30, 2014.

Cost of Goods Sold

Cost of revenues include all direct material, sub-contract, labor, and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits.

Three months ended June 30, 2015 and 2014

	Three months ended June 30,
	2015	2014	Change
Labor	$1,728	$257,377	$(255,649)
Fuel	-	1,367	(1,367)
Vehicle Lease	7,110	19,990	(12,880)
Other	1,195	17,131	(15,936)
Total	$10,033	$295,865	$(285,832)

Cost of goods sold for the three months ended June 30, 2015 were $10,033 compared to $295,865 during the three months ended June 30, 2014. The decrease of 285,8332 or 97% is the result of the Honeywell projects beginning in the latter part of the second quarter of 2015 where it was in effect for the full quarter in 2014. With fewer working days on a project during the three months ended June 30, 2015, overall cost of goods sold were lower than the three months ended June 30, 2014.

Six months ended June 30, 2015 and 2014

	Six months ended June 30,
	2015	2014	Change
Labor	$110,415	$279,224	$(168,809)
Fuel	2,018	2,258	(240)
Vehicle Lease	15,519	29,372	(13,853)
Other	21,052	43,026	(21,974)
Total	$149,004	$353,880	$(204,876)

Cost of goods sold for the six months ended June 30, 2015 were $149,004 compared to $353,880 during the six months ended June 30, 2014. The decrease of $204,876 or 58% is the result of the decreased working days needed to complete the Honeywell projects in the first half of 2015 compared to the same period in 2014. With fewer working days on a project during the six months ended June 30, 2015, overall cost of goods sold were lower than the six months ended June 30, 2014

Operating Expenses

Three months ended June 30, 2015 and 2014

	Three months ended June 30,
	2015	2014	Change
Salaries and wages	$43,095	$53,084	$(9,989)
Professional services	304,827	503,015	(198,188)
Other	172,030	214,103	(42,073)
Total	$519,952	$770,202	$(250,250)

Operating expenses for the three months ended June 30, 2015 were $519,953 compared to $770,202 for the three months ended June 30, 2014. The decrease of $250,250 or 32% is the result of decreased professional services resulting from the recognition of stock based professional fees and other expenses that existed during the three months ended June 30, 2014 but not during the three months ended June 30, 2015 as the majority of the agreements with the consultants were not renewed.

Six months ended June 30, 2015 and 2014

	Six months ended June 30,
	2015	2014	Change
Salaries and wages	$82,369	$106,836	$(24,467)
Professional services	434,494	844,743	(410,249)
Other	203,708	245,296	(41,588)
Total	$720,571	$1,196,875	$(476,304)

Operating expenses for the six months ended June 30, 2015 were $720,571 compared to $1,196,875 for the six months ended June 30, 2014. The decrease of $476,304 or 40% is the result of decreased professional services resulting from the recognition of stock based professional fees and other expenses that existed during the six months ended June 30, 2014 but not during the six months ended June 30, 2015 as the majority of the agreements with the consultants were not renewed.

Other Income and Expenses

Three months ended June 30, 2015 and 2014

	Three months ended June 30,
	2015	2014	Change
Interest expense, net	$(461,313)	$(540,635)	$79,322
Gain on extinguishment of debt	1,666	34,218	(32,552)
Loss on settlement	-	(175,000)	175,000
Penalties	(6,865)	-	(6,865)
Loss on derivative fair value adjustment	(351,073)	(94,209)	(256,864)
Total	$(817,585)	$(775,626)	$(41,959)

Other income and expense during the three months ended June 30, 2015 was a net expense of $817,585 compared to a net expense of $775,626 during the three months ended June 30, 2014. The increase in net expense of $41,959 or 5% was the result of increased losses on derivative fair value adjustments partially offset by a loss on settlements of $175,000 that was present during the three months ended June 30, 2014 and not during the three months ended June 30, 2015.

Six months ended June 30, 2015 and 2014

	Six months ended June 30,
	2015	2014	Change
Interest expense, net	$(590,996)	$(792,975)	$201,979
Gain on extinguishment of debt	1,666	118,291	(116,625)
Loss on settlement	-	(175,000)	175,000
Penalties	(22,427)	-	(22,427)
Loss on derivative fair value adjustment	(488,110)	(150,063)	(338,047)
Total	$(1,099,867)	$(999,747)	$(100,120)

Other income and expense during the six months ended June 30, 2015 was a net expense of $1,099,867 compared to a net expense of $999,747 during the six months ended June 30, 2014. The increase in net expense of $100,120 or 10% was the result of increased losses on derivative fair value adjustments partially offset by a loss on settlements of $175,000 that was present during the six months ended June 30, 2014 and not during the six months ended June 30, 2015 .

Net Loss

Three months ended June 30, 2015 and 2014

	Three months ended June 30,
	2015	2014	Change
Net loss	$(1,338,958)	$(1,440,012)	$101,054
As a percentage of revenue	-15,548%	-358%	-15,189%

Net loss for the three months ended June 30, 2015 was $1,338,958, or 15,548% of revenue, compared to $1,440,012, or 358% of revenues, for the three months ended June 30, 2014. The decrease in net loss during the three months ended June 30, 2015 is mostly attributable to the decreased revenues and related gross margins offset by decreased operating expenses during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 as discussed previously.

Six months ended June 30, 2015 and 2014

	Six months ended June 30,
	2015	2014	Change
Net loss	$(1,777,556)	$(2,084,669)	$307,113
As a percentage of revenue	-926%	-448%	-479%

Net loss for the six months ended June 30, 2015 was $1,777,556, or 926% of revenue, compared to $2,084,669, or 448% of revenues, for the six months ended June 30, 2014. The decrease in net loss during the six months ended June 30, 2015 is mostly attributable to the decreased revenues and related gross margins offset by decreased operating expenses during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as discussed previously.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $8,401, total current assets of $137,440 and total current liabilities of $3,164,609 creating a working capital deficit of $3,027,169. Current assets consisted of $8,401 in cash, $0 of contracts receivable, $75,049 of prepaid expenses, current deferred loan costs of $20,379 and other current assets of $25,000. Current liabilities consisted of a bank overdraft of $40, accounts payable $152,667, current notes payable of $185,000, current convertible notes payable net of discounts of $472,509, a derivative liability of $1,127,997, accrued interest of $111,750 and accrued expenses and other liabilities of $1,104,646.

Cash Flows from Operating Activities

Cash flows used in operating activities during the six months ended June 30, 2015 was $115,850 which consisted of a net loss of $1,777,556, non-cash expenses and gains of $1,295,599 and positive changes in working capital of $366,107. Net cash used in operating activities during the same period in 2014 was $342,336 which consisted of a net loss of $2,084,669, non-cash expenses and gains of $1,262,621 and positive changes in working capital of $479,712. The change in net cash used in operating activities was primarily due to a decrease in net loss of $307,113, relatively flat non-cash expenses and gains and a greater change in prepaid expenses during the six months ended June 30, 2015 compared to the same period in 2014.

Cash Flows from Investing Activities

During the six months ended June 30, 2015, we used $-0- of cash in investing activities. Cash used in investing activities during the six months ended June 30, 2014 was $16,910 and consisted solely of the purchase of equipment.

Cash Flows from Financing Activities

Cash provided by financing activities during the six months ended June 30, 2015 was $29,000 which consisted of convertible note repayments of $10,000, proceeds from notes payable of $45,000 and related party note repayments of $6,000. Cash provided by financing activities during the six months ended June 30, 2014 was $388,800 and consisted of proceeds from convertible notes payable of $305,000, proceeds from notes payable of $210,000, repayments of notes payable of $130,000, proceeds from related party notes payable of $8,000 and the purchase of treasury stock for $4,200.

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

Critical Accounting Policies

There have been no changes in the Company's significant accounting policies for the six months ended June 30, 2015 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on May 8, 2015.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and Interim CFO have determined and concluded that, as of June 30, 2015, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30 2015:

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

During the six months ended June 30, 2015, the Company issued a total of 15,150,000 common shares for services provided by consultants; 12,921,025 common shares for total note conversions of $54,208 and 1,300,000 common shares valued at $20,610 for default penalties on notes payable.

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Date: August 19, 2015	By:	/s/ Devon Jones
Devon Jones
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2015	By:	/s/ Philip Kirkland
Philip Kirkland
Chief Financial Officer
(Principal Financial and Accounting Officer)