Form 10-Q
period 2015-09-30
Intelligent Highway Solutions, Inc.
filed 2015-11-30
CIK 1549719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 23, 2015, there is 2,374,005,195 shares of common stock, $0.00001 par value outstanding.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$29,991	$95,251
Contracts receivable, net	57,281	139,908
Costs and estimated earnings in excess of billings on uncompleted contracts	-	115,801
Prepaid expenses	55,713	77,161
Deferred loan costs, current	23,642	96,705
Total current assets	166,627	524,826

Property and equipment, net of accumulated depreciation of $16,217 and $8,731	7,454	14,940
Deferred loan costs, net	-	1,904
Prepaid expenses, net	34,965	69,371

Total assets	$209,046	$611,041

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$40	$40
Accounts payable	142,776	170,529
Accrued expenses and other liabilities	1,179,844	1,002,854
Notes payable, current portion	25,000	185,000
Convertible notes payable, current portion, net of discounts of $128,436 and $95,571	750,183	528,929
Notes payable, related party, current portion	10,000	10,000
Derivative liability	1,292,616	167,970
Accrued interest	122,662	76,671
Total current liabilities	3,523,121	2,141,993

Notes payable, net of current portion	100,000	100,000
Convertible notes payable, net of discounts of $4,000 and $49,829	43,000	30,171
Total liabilities	3,666,121	2,272,164

Stockholders' deficit
Series A convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; 2,500,000 and 0 issued and outstanding at September 30, 2015 and December 31, 2014	25	-
Common stock, $0.00001 par value; 10,000,000,000 shares authorized; 1,550,907,599 and 30,589,839 issued; 1,550,857,599 and 30,539,839 outstanding at September 30, 2015 and December 31, 2014	15,509	306
Additional paid-in capital	6,885,204	5,247,786
Treasury stock, 50,000 shares at $.084 per share	(4,200)	(4,200)
Accumulated deficit	(10,353,613)	(6,905,015)
Total stockholders' deficit	(3,457,075)	(1,661,123)

Total liabilities and stockholders' deficit	$209,046	$611,041

 See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$44,182	$251,210	$236,068	$717,043
Cost of sales	58,449	201,328	207,453	555,208
Gross profit	(14,267)	49,882	28,615	161,835

Operating expenses
Salaries and wages	374,000	23,913	456,369	130,749
General and administrative	203,095	434,165	841,297	1,524,204
Total operating expenses	577,095	458,078	1,297,666	1,654,953

Loss from operations	(591,362)	(408,196)	(1,269,051)	(1,493,118)

Other income (expense)
Gain (loss) on extinguishment of debt	(258,273)	(22,112)	(256,607)	96,179
Gain (loss) on derivative fair value adjustment	(214,397)	138,011	(702,507)	(12,052)
Penalties and settlements	(127,171)	-	(149,598)	-
Loss on settlement	-	-	-	(175,000)
Interest expense	(479,839)	(502,357)	(1,070,835)	(1,295,332)
Total other expense	(1,079,680)	(386,458)	(2,179,547)	(1,386,205)

Loss before income taxes	(1,671,042)	(794,654)	(3,448,598)	(2,879,323)

Provision for income taxes	-	-	-	-

Net loss	$(1,671,042)	$(794,654)	$(3,448,598)	$(2,879,323)

Basic and diluted loss per common share	$(0.00)	$(0.04)	$(0.01)	$(0.18)

Basic and diluted weighted average shares outstanding	631,352,227	20,735,595	238,546,849	16,079,394

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(3,448,598)	$(2,879,323)
Adjustments to reconcile net loss to net cash used in operating activities
Preferred stock issued for services	500	-
Common stock issued for services	504,035	987,556
Common stock issued for penalties	21,415	18,500
Common stock issued for settlement	19,900	269,833
Increase in convertible notes payable for default penalties	106,466	-
Loss (gain) on forgiveness of debt	256,607	(96,179)
Depreciation	7,486	3,918
Loss on derivative fair value adjustment	702,507	12,052
Amortization of deferred loan costs	93,467	308,780
Amortization of loan origination fees	-	159,751
Amortization of debt discount	508,733	738,181
Amortization of prepaid expenses	55,854	-
Expenses paid on behalf of company	61,712	-
Excess derivative liability charged to interest	390,607	12,795
Changes in operating assets and liabilities
Contracts receivable	82,627	(202,942)
Earnings in excess of billings	115,801	-
Prepaid expenses	-	(34,095)
Accounts payable	(9,087)	81,822
Accrued interest	59,043	31,098
Accrued expenses and other liabilities	176,990	3,954
Net cash used in operating activities	(293,935)	(584,299)

Cash flows from investing activities
Purchase of equipment	-	(16,910)
Net cash used in investing activities	-	(16,910)

Cash flows from financing activities
Proceeds from bank overdraft	-	11,745
Proceeds from convertible notes payable	188,075	450,000
Repayments of convertible notes payable	(10,000)	-
Proceeds from notes payable	70,000	225,000
Repayments of notes payable	(13,400)	(187,916)
Proceeds from related party notes payable	-	10,000
Repayment of related party notes payable	(6,000)	-
Proceeds from common stock subscriptions	-	40,000
Proceeds from common stock issued for cash	-	27,916
Purchase of treasury stock	-	(4,200)
Net cash provided by financing activities	228,675	572,545

Change in cash and cash equivalents	(65,260)	(28,664)
Cash at beginning of period	95,251	28,664
Cash at end of period	$29,991	$-

Supplemental disclosures of cash flow information
Cash paid for interest	$9,000	$25,271
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Common stock issued as loan repayment	$-	$602,503
Common stock issued as interest repayment	$-	$45,165
Common stock issued for note conversion	$417,009	$-
Common stock issued for accrued interest conversion	$4,160	$-
Exchange of note payable and accrued interest for convertible note payable	$-	$212,526
Debt discount on convertible notes	$322,800	$392,128
Conversion of notes payable to convertible notes payable	$160,000	$-
Conversion of accrued interest payable to convertible notes payable	$11,050	$-
Initial measurements of derivative liabilities	$1,107,766	$312,128

See accompanying notes to unaudited condensed financial statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2015

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

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ended September 30, 2015 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements.  The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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

Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The company does not have cash equivalents as of September 30, 2015.

Contracts Receivable

Contracts receivable from construction, operations and maintenance are based on amounts billed to customers. The Company provides an allowance for doubtful collections which is based upon a review of outstanding receivable, historical collection information, and existing economic conditions. Normal contracts receivable are due 30 days after issuance of the invoice. Contract retentions are usually due 30 days after completion of the project and acceptance by the owner. Contracts receivable past due more than 60 days are considered delinquent. Delinquent contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer. The Company had bad debt expense of $139,483 and $0 during the three and nine months ended September 30, 2015 and 2014, respectively. The allowance for doubtful accounts is $0 as of September 30, 2015 and December 31, 2014.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. Balances of each asset class as of September 30, 2015 and December 31, 2014 were:

	September 30, 2015	December 31, 2014
Machinery and equipment	$2,149	$2,149
Furniture and fixtures	6,273	6,273
Vehicles	15,249	15,249
Sub Total	$23,671	$23,671
Accumulated depreciation	(16,217)	(8,731)
Total	$7,454	$14,940

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $7,486 and $3,918, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Deferred rent payable	$-	$(51)
Payroll tax liabilities	754,771	767,109
Other payroll accruals	26,975	25,234
Other	398,098	210,562
Total	$1,179,844	$1,002,854

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

Cost of sales totaled $58,449 and $201,328 during the three months ended September 30, 2015 and 2014 and $207,453 and $555,208 during the nine months ended September 30, 2015, respectively.

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

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the nine months ended September 30, 2015 and 2014 potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 9,221,664,215 such potentially dilutive shares excluded for the nine months ended September 30, 2015.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 5 - FAIR VALUE MEASUREMENTS

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy.  The following table presents information about the Company’s liabilities measured at fair value as of September 30, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Fair Value at September 30, 2015
Liabilities
Derivative Liability	$-	$1,292,616	$-	$1,292,616

	Level 1	Level 2	Level 3	Fair Value at December 31, 2014
Liabilities
Derivative Liability	$-	$167,970	$-	$167,970

The changes in the fair value of recurring fair value measurements are measured using the Black Scholes valuation model, and relate solely to the derivative liability as follows:

Balance at December 31, 2014	$167,970
Derivative liabilities recorded	1,107,766
Change due to note conversion	(685,627)
Fair value adjustment	702,507
Balance at September 30, 2015	$1,292,616

NOTE 6 – CONCENTRATIONS OF RISK

Our revenues during the three and nine months ended September 30, 2015 and 2014 were generated completely from two clients. Additionally, 100 percent of our contracts receivable as of September 30, 2015 and December 31, 2014 were due from the same clients.

NOTE 7 – NOTES PAYABLE

On April 14, 2014, the Company received a loan in the amount of $90,000 from Innovest, LLC. The loan was due on August 14, 2014 with a $30,000 payment due on each June 14, 2014; July 14, 2014 and August 14, 2014. The loan is unsecured and non-interest bearing. In the event of default, the note shall bear interest at 18% per annum. Additionally, the Company was obligated to issue 50,000 shares of common stock in the event of late payments. The note holder was also issued 75,000 shares of common stock as an incentive to enter into the note. The Company did not make the required principal payment on July 17, 2014 resulting in 50,000 shares of common stock being issued to Innovest and the note beginning to accrue interest at the rate of 18% per annum. Additionally, the Company did not make the required principal payment on August 17, 2014 resulting in an additional 50,000 shares of common stock being issued to Innovest. The unpaid principal and accrued interest as of August 4, 2015 was purchased by an existing convertible note holder. There was $0 and $60,000 of principal as of September 30, 2015 and December 31, 2014 plus accrued interest of $0 and $900 outstanding as of September 30, 2015 and December 31, 2014.

On August 5, 2014, the Company entered into two separate note agreements for $50,000 ($100,000 total). The notes carried a fixed interest amount of $800 and are due on October 4, 2014. If the loans were not repaid by the due date, the Company had the obligation to issue 25,000 shares of common stock to each note holder for each consecutive week the notes were outstanding. The notes were purchased by non-related parties on August 11, 2015 and August 19, 2015, respectively, resulting in 1,125,000 and 1,150,000 common shares being issued to each note holder (2,275,000 total common shares) as penalties. Additionally, the note holders each received 125,000 shares of common stock as an incentive to enter into the notes and had the right to sell back 50,000 shares of common stock to the Company for $4,200. There was a total of $0 and $100,000 in principal and $0 and $1,600 of accrued interest due at September 30, 2015 and December 31, 2014.

On April 17, 2014, the Company received a loan in the amount of $20,000 from Seton Securities. An additional $5,000 was received on July 15, 2014. The loans are unsecured, due on demand and non-interest bearing. There was $25,000 in principal and no accrued interest due at September 30, 2015 and December 31, 2014.

On October 22, 2014, the Company received a loan from an unrelated party totaling $100,000. The note carries an interest rate of 12% per annum and is due on October 22, 2016. During the first quarter of 2015, the note was amended retroactively to October 22, 2014 to adjust the interest rate to 15% per annum. Additionally, the note is secured by the vehicles owned by the company. There was $100,000 of principal and accrued interest of $2,846 and $2,301 due as of September 30, 2015 and December 31, 2014.

On August 1, 2015, the Company received a short term loan of $10,000 carrying fixed interest of $1,000. The loan was repaid in full during September 2015. There was no principal or accrued interest outstanding as of September 30, 2015.

On August 1, 2015, the Company received a short term interest free loan of $3,700. The loan was repaid in full during September 2015. There was no principal or accrued interest outstanding as of September 30, 2015.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On October 26, 2012, the Company received a loan totaling $30,000 from an unrelated party. The note bears interest at 10% per annum and had an original maturity date of April 26, 2013; however, the Company is in negotiations to extend the maturity date. There was $30,000 in principal plus accrued interest of $8,786 and $6,542 at September 30, 2015 and December 31, 2014. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30.

On February 27, 2014, the Company received a loan totaling $339,026 from an unrelated party. The note bears interest at 10% per annum and matured on February 27, 2015. Of the $339,026 total note, $212,526 was paid to former note holders on our behalf and $1,500 was withheld as debt issue costs resulting in net cash proceeds to the company of $125,000. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 35% discount from the lowest daily volume weighted average price in the five days prior to conversion, but not less than $0.00004. On various dates during the year ended December 31, 2014, the Company accepted twenty separate partial conversions of the note resulting in a total of 4,063,247 shares of common stock being issued in exchange for $242,526 of principal. On various dates during the nine months ended September 30, 2015, the Company accepted eighteen separate partial conversions of the note resulting in 74,600,243 shares of common stock being issued in exchange for $96,500 of principal. Additionally, the Company accepted a single conversion of accrued interest during the year ended December 31, 2014 resulting in 408,727 shares being issued in exchange for $8,369 of accrued interest. There was $0 and $96,500 in principal plus $14,037 and $10,165 in accrued interest due at September 30, 2015 and December 31, 2014.

On June 11, 2015, the Company received a loan totaling $59,800 from an unrelated party. The note bears interest at 10% per annum and matures on June 11, 2016. Of the $59,800 total note, $5,000 was paid to service providers on our behalf, $7,800 was an original issue discount and $2,000 was withheld as debt issue costs resulting in net cash proceeds to the company of $45,000. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 50% discount from the lowest trading price during the five days prior to conversion. There was $59,800 and $0 in principal plus $1,818 and $0 in accrued interest due at September 30, 2015 and December 31, 2014.

On November 13, 2014, the Company received a loan totaling $104,000 from an unrelated party. The note carries interest at 8% per annum and is due on August 17, 2015 with a default interest rate of 22% should the note not be repaid by the maturity date. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date, or May 12, 2015, at a 52% discount from the average of the lowest three trading prices of the Company’s common stock during the preceding ten trading days. The Company incurred a default penalty of $52,000 which was added to the principal balance of the note on August 17, 2015. During the nine months ended September 30, 2015, the Company accepted twenty five separate conversions resulting in a total of 229,814,736 common shares being issued in exchange for $104,000 of principal and two separate conversion resulting in a total of 29,714,286 common shares being issued in exchange for $4,160 of accrued interest. There was $0 and $104,000 of principal and $2,032 and $1,094 of accrued interest payable at September 30, 2015 and December 31, 2014.

On December 16, 2014, the Company received a loan totaling $54,000 from an unrelated party. The note carries interest at 8% per annum and is due on September 18, 2015 with a default interest rate of 22% should the note not be repaid by the maturity date. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note, or June 15, 2015, date at a 52% discount from the average of the lowest three trading prices of the Company’s common stock during the preceding ten trading days. The Company incurred a default penalty of $27,000 which was added to the principal balance of the note on September 18, 2015. During the nine months ended September 30, 2015, the Company accepted three separate conversion notices resulting in 41,153,361 common shares being issued in exchange for $6,140 of principal. There was $74,860 of principal and $3,891 and $178 of accrued interest payable at September 30, 2015 and December 31, 2014.

On December 12, 2014, the Company received a loan totaling $50,000 from an unrelated party. The note carries interest at 10% per annum and is due on December 12, 2015. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date, or June 10, 2015, at a 40% discount from the lowest closing bid price for the Company’s common stock for the fifteen prior trading days. There was $50,000 of principal and $4,000and $260 of accrued interest payable at September 30, 2015 and December 31, 2014.

On June 26, 2015, the Company received a loan totaling $55,000 from an unrelated party. The note bears interest at 10% per annum and is due March 24, 2016. Of the $55,000 total note, $5,000 was an original issue discount resulting in net cash proceeds to the company of $50,000. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 45% discount from the lowest trading price during the twenty days prior to conversion but not less than $0.00005. During the nine months ended September 30, 2015, the Company accepted seven separate conversion notices resulting in 57,406,767 common shares being issued in exchange for a reduction of principal totaling $55,000. There was $0 in principal plus $751 and $0 in accrued interest due at September 30, 2015 and December 31, 2014.

On May 14, 2015, the Company received a loan totaling $4,812 from an unrelated party. The note carries interest at 12% per annum and is due on February 18, 2016. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date at a 55% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty prior trading days. There was $4,812 and $0 of principal and $176 and $0 of accrued interest payable at September 30, 2015 and December 31, 2014.

On May 29, 2015, the Company received a loan totaling $5,500 from an unrelated party. The note carries interest at 12% per annum and is due on February 21, 2016. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date at a 55% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty prior trading days. There was $5,500 of principal and $0 and $200 and $0 of accrued interest payable at September 30, 2015 and December 31, 2014.

On July 8, 2015, the Company received a loan totaling $27,466 from an unrelated party. The note carries interest at 10% per annum and is due on July 7, 2016. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date, or June 10, 2015, at a 40% discount from the lowest closing bid price for the Company’s common stock for the fifteen prior trading days. There was $27,466 and $0 of principal and $632 and $0 of accrued interest payable at September 30, 2015 and December 31, 2014.

On July 23, 2015, the Company received a loan totaling $43,000 from an unrelated party. The note carries interest at 12% per annum and is due on May 3, 2016. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date at a 52% discount from the average of the three lowest trading prices for the Company’s common stock for the ten prior trading days. There was $43,000 and $0 of principal and $975 and $0 of accrued interest payable at September 30, 2015 and December 31, 2014.

On August 20, 2015, the Company received a loan totaling $60,000 from an unrelated party of which $5,000 was considered an original issue discount and $5,000 was paid to third parties on the Company’s behalf resulting in net cash proceeds of $50,000. The note carries interest at 12% per annum and is due on May 19, 2016. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 90 days from the note date at a 50% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty prior trading days. There was $60,000 and $0 of principal and $809 and $0 of accrued interest payable at September 30, 2015 and December 31, 2014.

On September 30, 2015, the Company received a loan totaling $47,000 from an unrelated party of which $4,000 was considered an original issue discount and $3,000 was paid to third parties on the Company’s behalf resulting in net cash proceeds of $40,000. The note carries interest at 12% per annum and is due on September 30, 2016. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 90 days from the note date at a 50% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty prior trading days. There was $47,000 and $0 of principal and $0 of accrued interest payable at September 30, 2015 and December 31, 2014.

On August 19, 2015, the Company received a loan totaling $50,800 from an unrelated party which was paid directly to an existing noteholder to retire the prior note in full. The note carries interest at 12% per annum and 22% per annum in the event of default and was due on August 19, 2015 which resulted in the note being in default immediately. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 90 days from the note date at a 50% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty prior trading days. During the nine months ended September 30, 2015, the Company accepted seven partial conversions resulting in 35,782,777 common shares being issued in exchange for $23,432 of principal. There was $27,368 and $0 of principal and $977 and $0 of accrued interest payable at September 30, 2015 and December 31, 2014.

On August 11, 2015, the Company received a loan totaling $60,800 from an unrelated party of which $50,800 was paid directly to an existing noteholder to retire the prior note in full and $10,000 was considered an original issue discount. The note carries interest at 15% per annum and 22% per annum in the event of default and was due on September 11, 2015. The holder has the right to convert the principal and accrued but unpaid interest to common stock at a 60% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty five prior trading days. During the nine months ended September 30, 2015, the Company accepted five partial conversions resulting in 446,892,000 common shares being issued in exchange for $25,919 of principal. There was $34,881 and $0 of principal and $1,017 and $0 of accrued interest payable at September 30, 2015 and December 31, 2014.

On August 18, 2015, the Company received a loan totaling $57,500 from an unrelated party of which $7,500 was paid directly to third parties on the Company’s behalf resulting in net cash proceeds of $50,000. The note carries interest at 15% per annum and is due on February 17, 2016. The holder has the right to convert the principal and accrued but unpaid interest to common stock at a 60% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty five prior trading days. There was $57,500 and $0 of principal and $1,016 and $0 of accrued interest payable at September 30, 2015 and December 31, 2014.

During the nine months ended September 30, 2015, the Company entered into four separate notes payable totaling $97,450 with an existing noteholder. Of the $97,450 total, $69,450 was paid to a prior noteholder on the Company’s behalf and $2,925 was considered an original issue discount resulting in net cash proceeds to the Company of $25,075. The unpaid principal and interest may be converted to common stock at the option of the noteholder at a rate equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days immediately preceding the conversion date. During the nine months ended September 30, 2015, the Company issued a total of 301,931,125 common shares in exchange for $54,018. There was $43,432 and $0 of principal and $1,085 and $0 of accrued interest due as of September 30, 2015 and December 31, 2014.

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

During the nine months ended September 30, 2015, the Company made repayments on convertible notes payable of $10,000. Additionally, $106,158 of the debt discounts were recognized in interest expense during the nine months ended September 30, 2015 leaving an unamortized discount of $25,808 at September 30, 2015.

The following table depicts the amounts due for each convertible note as of September 30, 2015:

	Maturity Date	Principal	Debt Discount	Carrying Amount	Accrued Interest
Note holder 1	1/24/2015	$50,000	$-	$50,000	$17,864
Note holder 1	4/28/2016	15,000	(4,233)	10,767	1,854
Note holder 4	3/21/2016	30,000	(7,068)	22,932	4,586
Note holder 7	5/9/2015	50,000	-	50,000	11,973
Note holder 10	11/4/2015	25,000	(1,199)	23,801	4,759
Note holder 11	7/15/2024	50,000	-	50,000	11,055
Note holder 12	9/3/2015	25,000	-	25,000	5,184
Note holder 12	10/31/2015	25,000	(1,062)	23,938	4,787
Note holder 13	10/21/2015	20,000	(575)	19,425	3,885
Note holder 16	12/30/2015	45,000	(5,610)	39,390	7,878
Note holder 17	3/26/2016	25,000	(6,062)	18,938	3,787
Note holder 19	4/26/2013	30,000	-	30,000	8,786
Note holder 20	2/27/2015	-	-	-	14,037
Note holder 20	6/11/2016	59,800	(41,539)	18,261	1,818
Note holder 21	8/17/2015	-	-	-	2,032
Note holder 21	9/18/2015	74,860	-	74,860	3,891
Note holder 22	12/12/2015	50,000	(19,440)	30,560	4,000
Note holder 22	7/7/2016	27,466	-	27,466	632
Note holder 23	3/24/2016	-	-	-	751
Note holder 23	3/24/2016	-	-	-	51
Note holder 23	3/24/2016	-	-	-	49
Note holder 23	5/15/2016	37,932	-	37,932	976
Note holder 23	6/25/2016	5,500	(5,377)	123	9
Note holder 24	2/18/2016	4,812	-	4,812	176
Note holder 24	2/21/2016	5,500	-	5,500	200
Note holder 24	5/3/2016	43,000	-	43,000	975
Note holder 25	5/19/2016	60,000	(4,719)	55,281	809
Note holder 25	9/30/2016	47,000	(4,000)	43,000	-
Note holder 25	8/19/2015	27,368	-	27,368	977
Note holder 26	9/11/2015	34,881	-	34,881	1,017
Note holder 26	2/17/2016	57,500	(31,553)	25,947	1,016
Total		$925,619	$(132,436)	$793,183	$119,814

NOTE 9 – RELATED PARTY TRANSACTIONS

We have engaged an entity controlled by the director of the Company to perform consulting services related to the development of new technologies. Payments to this party totaled $6,909 and $2,500 during the nine months ended September 30, 2015 and 2014, respectively.

During the year ended December 31, 2014, the Company received an interest free $8,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities. There was $8,000 due as of September 30, 2015 and December 31, 2014, respectively.

During the year ended December 31, 2014, the Company received an interest free $2,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities. There was $2,000 due as of September 30, 2015 and December 31, 2014, respectively.

During the three months ended March 31, 2015, the Company received two separate $3,000 loans from a related party to fund operations. Each loan was entered into by the lender paying expenses on behalf of the company. The loans plus fixed interest of $500 were repaid in March 2015.

During the nine months ended September 30, 2015, the Company issued a total of 75,000,000 common shares as bonuses to officers at a total value of $481,500. The Company also issued a total of 2,500,00 series A preferred shares as bonuses to officers and directors at a total value of $500.

NOTE 10 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 10,000,000,000 shares of $0.00001 par value common stock and 50,000,000 shares of $0.0001 par value blank check preferred stock of which 10,000,000 has been designated as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock may be converted to common stock at the option of the holder at the greater of one share of common for each share of Series A Convertible Preferred Stock or the par value of the stock divided by a 10% discount from the volume weighted average price of the common stock of the preceding ten trading days. During the nine months ended September 30, 2015, the Company issued 75,000,000 common shares valued at $481,500 as bonuses to officers, 5,200,000 common shares valued at $22,513 for services provided by consultants; 1,402,278,474 common shares for total note conversions of $417,009 and 1,625,000 common shares valued at $21,415 for default penalties on notes payable.

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

There were 1,550,907,599 shares issued and 1,550,857,599 outstanding as of September 30, 2015.

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

Payroll Tax Liabilities

As of September 30, 2015 and December 31, 2014, the Company had accrued $754,771 and $767,109 in payroll tax liabilities.  The payment of these liabilities has not been made due to our limited profitability.  Due to the uncertainty regarding our future profitability, it is difficult to predict our ability to pay these liabilities.   As a result, a federal tax lien has been levied that will have to be satisfied.

Federal Income Tax Liability

On January 29, 2015, we received a notification from the Internal Revenue Service (the “IRS”) regarding deficiencies in our tax return for the year ended December 31, 2011. The notice was the result of not filing our tax return for the year then ended and included the results of an IRS examination which yielded an income tax amount due of $92,804 plus penalties and interest totaling $34,337 for a total amount due of $127,141. While we believe we will be able to successfully reduce the tax liability and assessed penalties to zero or near zero due to our net loss sustained during the year ended December 31, 2011, the possibility exists we will be unsuccessful and could face an assessment for the full amount of $127,141. There is no accrued liability for this potential payout as of September 30, 2015 or December 31, 2014 given the inestimable nature of the outcome at this point.

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

2015	11,100

Total annual lease commitments	$11,100

NOTE 12 – DERIVATIVE LIABILITY

As of September 30, 2015 the Company had a $1,292,616 derivative liability balance on the balance sheet and recorded a loss from derivative liability fair value adjustment of $702,507.  The derivative liability activity comes from convertible notes payable as follows:

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

The debt discount for the note was amortized over the term of our stock’s opening trading day to the original maturity, or two days. On September 30, 2015, the Company marked-to-market the fair value of the derivative liabilities related to note and determined an aggregate fair value of $0 and recorded a gain of $1,594 from change in fair value of derivatives for nine months ended September 30, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 493%, (3) risk-free interest rate of .01%, (4) expected life of 0.25 of a year, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

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

The debt discount for the notes will be amortized over the term of the note, or one year. During the nine months ended September 30, 2015, the noteholder converted the outstanding principal of the note in full. On September 30, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $4,106 loss from change in fair value of derivatives for nine months ended September 30, 2015.

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

The debt discount for the notes will be amortized over the term of the note, or one year. On September 30, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $115,972 and recorded a $2,402 gain from change in fair value of derivatives for nine months ended September 30, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 483%, (3) risk-free interest rate of .28%, (4) expected life of 0.70 of a year, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

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

The debt discount for the notes will be amortized over the term of the note, or one year. During the nine months ended September 30, 2015, the noteholder converted the outstanding principal of the note in full to common shares. On September 30, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $94,164 gain from change in fair value of derivatives for nine months ended September 30, 2015.

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

The debt discount for the notes will be amortized over the term of the note, or one year. On September 30, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $114,416 and recorded a $19,502 gain from change in fair value of derivatives for the nine months ended September 30, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 489%, (3) risk-free interest rate of .01%, (4) expected life of 0.25 of a year, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

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

The debt discount for the notes will be amortized over the term of the note, or one year. On September 30, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $67,370 and recorded a $38,468 gain from change in fair value of derivatives for nine months ended September 30, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 514%, (3) risk-free interest rate of .08%, (4) expected life of 0.20 of a year, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

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

The debt discount for the notes will be amortized over the term of the note, or one year. During the nine months ended September 30, 2015, the noteholder converted the full principal balance of the note to common stock of the Company. On September 30 30, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $24,686 gain from change in fair value of derivatives for the nine months ended September 30, 2015.

As discussed in Note 7 – “Convertible Notes Payable”, on July 29, 2015, the Company issued an aggregate of $11,000 Convertible Promissory Notes to an unrelated party that mature on March 24, 2016. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest closing price in the twenty trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception date of the note was $20,740. Of the total, $11,000 was recorded as a debt discount, which is up to but not more than the net proceeds of the notes.  $9,260 was charged to operations as non-cash interest expense. The fair value of $20,740 was recorded as a derivative liability on the balance sheet on the inception date.

The debt discount for the notes was amortized over the term of the note. During the nine months ended September 30, 2015, the noteholder converted the full principal balance of the note to common stock of the Company. On September 30, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $15,100 gain from change in fair value of derivatives for the nine months ended September 30, 2015.

As discussed in Note 7 – “Convertible Notes Payable”, on August 6, 2015, the Company issued an aggregate of $11,500 Convertible Promissory Notes to an unrelated party that mature on March 24, 2016. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest closing price in the twenty trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception date of the note was $26,121 Of the total, $11,500 was recorded as a debt discount, which is up to but not more than the net proceeds of the notes.  $14,621 was charged to operations as non-cash interest expense. The fair value of $26,121 was recorded as a derivative liability on the balance sheet on the inception date.

The debt discount for the notes was amortized over the term of the note. During the nine months ended September 30, 2015, the noteholder converted the full principal balance of the note to common stock of the Company. On September 30, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $19,939 gain from change in fair value of derivatives for the nine months ended September 30, 2015.

As discussed in Note 7 – “Convertible Notes Payable”, on August 4, 2015, the Company issued an aggregate of $69,450 Convertible Promissory Notes to an unrelated party that mature on May 15, 2016. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest closing price in the twenty trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception date of the note was $130,775 The fair value of $130,775 was recorded as a derivative liability on the balance sheet and the Company recognized an equal amount as a loss on the extinguishment of debt on the inception date.

The debt discount for the notes will be amortized over the term of the note. On September 30, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $65,652 and recorded a $16,143 loss from change in fair value of derivatives for the nine months ended September 30, 2015.  The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 466%, (3) risk-free interest rate of .08%, (4) expected life of 0.62 of a year, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

As discussed in Note 7 – “Convertible Notes Payable”, on September 24, 2015, the Company issued an aggregate of $5,500 Convertible Promissory Notes to an unrelated party that mature on June 25, 2016. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest closing price in the twenty trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception date of the note was $19,590. Of the total, $5,500 was recorded as a debt discount, which is up to but not more than the net proceeds of the notes.  $14,090 was charged to operations as non-cash interest expense. The fair value of $19,590 was recorded as a derivative liability on the balance sheet on the inception date.

The debt discount for the notes will be amortized over the term of the note. On September 30, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $9,697 and recorded a $9,893 gain from change in fair value of derivatives for the nine months ended September 30, 2015.  The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 475%, (3) risk-free interest rate of .33%, (4) expected life of 0.74 of a year, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

As discussed in Note 7 – “Convertible Notes Payable”, on August 19, 2015, the Company issued an aggregate of $50,800 Convertible Promissory Notes to an unrelated party that matured on August 19, 2015. The note bears interest at a rate of 22% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the average of the lowest three trading prices in the twenty trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception date of the note was $55,714. The fair value of $55,714 was recorded as a derivative liability on the balance sheet and the Company recognized an equal amount as a loss on the extinguishment of debt on the inception date.

The debt discount for the notes will be amortized over the term of the note. On September 30, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $26,281 and recorded a $19,599 loss from change in fair value of derivatives for the nine months ended September 30, 2015.  The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 489%, (3) risk-free interest rate of .01%, (4) expected life of 0.25 of a year, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

As discussed in Note 7 – “Convertible Notes Payable”, on August 11, 2015, the Company issued an aggregate of $60,800 Convertible Promissory Notes to an unrelated party that matured on September 11, 2015. The note bears interest at a rate of 15% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 60% discount from the average of the lowest three trading prices in the twenty five trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception date of the note was $59,626 which was recorded as a liability on the balance sheet and the Company recognized an equal amount as a loss on the extinguishment of debt .

The debt discount for the notes will be amortized over the term of the note. On September 30, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $343,267 and recorded a $379,690 loss from change in fair value of derivatives for the nine months ended September 30, 2015.  The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 489%, (3) risk-free interest rate of .01%, (4) expected life of 0.25 of a year, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

As discussed in Note 7 – “Convertible Notes Payable”, on August 18, 2015, the Company issued an aggregate of $57,500 Convertible Promissory Notes to an unrelated party that matures on February 17, 2016. The note bears interest at a rate of 15% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 60% discount from the average of the lowest three trading prices in the twenty five trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception date of the note was $41,244 which was recorded as a liability on the balance sheet and a debt discount, which is up to but not more than the net proceeds of the notes.

The debt discount for the notes will be amortized over the term of the note. On September 30, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $549,961 and recorded a $508,717 loss from change in fair value of derivatives for the nine months ended September 30, 2015.  The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 442%, (3) risk-free interest rate of .08%, (4) expected life of 0.38 of a year, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

NOTE 13 – STOCK OPTIONS

The following table summarizes all stock option activity for the nine month period ended September 30, 2015:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2014	631,905	$0.30
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, September 30, 2015	631,905	$0.30

The following table discloses information regarding outstanding and exercisable options at September 30, 2015:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.30	631,905	$0.30	1.73	631,905	$0.30
	631,905	$0.30	1.73	631,905	$0.30

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

September 30, 2015
Expected term of options granted	2 - 5 years
Expected volatility range	394 - 408%
Range of risk-free interest rates	1.70 – 1.73%
Expected dividend yield	0%

NOTE 14 – EQUITY LINE OF CREDIT

On August 6, 2015, the Company entered into line of credit whereby it has the right to sell to the investor up to $5,000,000 of common stock over a period of 24 months. The Company may sell up to $100,000 of common stock, but not less than $5,000, at any time at is sole discretion by issuing a put notice to the investor. The sales price of the stock will be equal to a 30% discount from the average of the lowest two closing bid prices in the preceding five trading days. There is a minimum of ten trading days between put notices. The agreement requires the Company to issue 3% of the total credit line, or $150,000, in common stock with an issue price equal to the average of the daily volume weighted average prices of the Company’s common stock during the five business days immediately preceding the due date of the issuance. The Company did not exercise its rights under the agreement during the period ended September 30, 2015.

NOTE 15 – SUBSEQUENT EVENTS

On various dates from October 1 to October 29, 2015, the Company accepted two separate conversion notices from an existing note holder resulting in a total of 152,813,033 shares of common stock being issued in exchange for a reduction in the note principal balance of $5,885.

On various dates from October 1 to November 4, 2015, the Company accepted six separate conversion notices from an existing note holder resulting in a total of 520,334,563 shares of common stock being issued in exchange for a reduction in the note principal balance of $18,263.

On October 5, 2015, an existing noteholder assigned $1,500 of an outstanding convertible note to an unrelated party. The terms of the note, including applicable interest rate and conversion rate, were unchanged from the original noteholder to the new. The $1,500 assigned to the new holder was converted to 150,000,000 common shares of the company on October 12 and October 26, 2015.

On October 7, 2015, the Company entered into an agreement to amend three existing convertible notes payable held by the same lender. The original convertible notes payable were entered into on May 14, 2015, May 29, 2015 and July 23, 2015, carried interest at 12% annually, were due on February 18, 2016, February 21, 2016 and May 3, 2016 and convertible to the Company’s common stock at a rate equal to a 52% discount from the average of the lowest three intra-day trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion. The unpaid principal of $53,312 and accrued interest totaling $1,351from the original notes were signed into a new note for $80,236 due on July 7, 2016. The note carries an interest rate of 8% per annum. Additionally, the principal plus accrued interest may be converted to shares of common stock at the option of the note holder at a rate equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days immediately preceding the conversion but not less than $0.00005.

On October 7, 2015, the Company entered into an agreement to amend an existing convertible note payable. The original convertible note payable was entered into on December 16, 2014, carried interest at 8% annually, was due on September 18, 2015 and convertible to the Company’s common stock at a rate equal to a 45% discount from the average of the lowest three intra-day trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion. The unpaid principal of $74,860 and accrued interest totaling $3,891 from the original note was signed into a new note for $77,947 due on July 7, 2016. The note carries an interest rate of 8% per annum. Additionally, the principal plus accrued interest may be converted to shares of common stock at the option of the note holder at a rate equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days immediately preceding the conversion but not less than $0.00005.

On October 12, 2015, the Company entered into an agreement to amend an existing convertible note payable. The original convertible note payable was entered into on August 13, 2015, carried interest at 15% annually, was due on February 17, 2016 and convertible to the Company’s common stock at a rate equal to a 60% discount from the average of the lowest three intra-day trading prices of the Company’s common stock during the twenty-five trading days immediately preceding the conversion. The unpaid principal of $57,500 and accrued interest totaling $1,441 from the original note was signed into a new note for $58,941 due on October 12, 2015. The stated interest rate of the amended note payable was 15%. However, the Company immediately defaulted on the note as it was due on the date it was entered into and the note carries a default 22% interest rate per annum as a result. Additionally, the principal plus accrued interest may be converted to shares of common stock at the option of the note holder at a rate equal to a 50% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days immediately preceding the conversion.

On November 5, 2015, the Company entered into a note payable for $36,000. The note accrues interest at 12% annually and is due on August 30, 2016. Additionally, at any time after 90 days from the date of the note, the principal plus accrued interest may be converted to shares of common stock at the option of the note holder at a rate equal to a 50% discount from the average of the lowest three intra-day trading prices of the Company’s common stock during the twenty trading days immediately preceding the conversion.

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

Results of Operations

Revenue

Revenues during the three and nine months ended September 30, 2015 and 2014 were generated from contracts with Honeywell for the installation of a temperature control system and other general electrical contracting work.

Three months ended September 30, 2015 and 2014

	Three months ended September 30,
	2015	2014	Change
Revenue	$44,182	$251,210	$(207,028)

Revenues for the three months ended September 30, 2015 were $44,182 compared to $251,210 during the three months ended September 30, 2014. The decrease of $207,028 or 82% is the result of the timing associated with the sale of electrical contracting work where there was one small project during the three months ended September 30, 2015.

Nine months ended September 30, 2015 and 2014

	Nine months ended September 30,
	2015	2014	Change
Revenue	$236,068	$717,043	$(480,975)

Revenues for the nine months ended September 30, 2015 were $236,068 compared to $717,043 during the nine months ended September 30, 2014. The decrease of $480,975 or 67% is the result of the timing associated with the Honeywell projects where one Honeywell project was completed in the first quarter of 2015 and another not started until the end of the second quarter. The projects required more consistent work from late March through September 2014. This resulted in fewer working days on which to earn revenue during the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014.

Cost of Goods Sold

Cost of revenues include all direct material, sub-contract, labor, and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits.

Three months ended September 30, 2015 and 2014

	Three months ended September 30,
	2015	2014	Change
Labor	$-	$181,986	$(181,986)
Fuel	404	1,432	(1,028)
Vehicle Lease	5,251	9,386	(4,135)
Other	52,794	8,524	44,270
Total	$58,449	$201,328	$(142,879)

Cost of goods sold for the three months ended September 30, 2015 were $58,449 compared to $201,328 during the three months ended September 30, 2014. The decrease of $142,879 or 71% is the result of the Honeywell projects not being present in the third quarter of 2015 where it was in effect for the full quarter in 2014.

Nine months ended September 30, 2015 and 2014

	Nine months ended September 30,
	2015	2014	Change
Labor	$110,415	$461,210	$(350,795)
Fuel	2,422	3,690	(1,268)
Vehicle Lease	20,770	38,758	(17,988)
Other	73,846	51,550	22,296
Total	$207,453	$555,208	$(347,755)

Cost of goods sold for the nine months ended September 30, 2015 were $207,453 compared to $555,208 during the nine months ended September 30, 2014. The decrease of $347,755 or 63% is the result of the decreased working days needed to complete the Honeywell projects in 2015 to date compared to the same period in 2014 as the Honeywell project was completed during the second quarter of 2015. With fewer working days on a project during the nine months ended September 30, 2015, overall cost of goods sold were lower than the nine months ended September 30, 2014

Operating Expenses

Three months ended September 30, 2015 and 2014

	Three months ended September 30,
	2015	2014	Change
Salaries and wages	$374,000	$23,913	$350,087
Professional services	155,950	357,394	(201,444)
Other	47,145	76,770	(29,625)
Total	$577,095	$458,077	$119,018

Operating expenses for the three months ended September 30, 2015 were $577,095 compared to $458,077 for the three months ended September 30, 2014. The increase of $119,018 or 26% is the result of the value of common shares issued to our officers as a one-time bonus partially offset by decreased professional services resulting from the recognition of stock based professional fees and other expenses that existed during the three months ended September 30, 2014 but not during the three months ended September 30, 2015 as the majority of the agreements with the consultants were not renewed.

Nine months ended September 30, 2015 and 2014

	Nine months ended September 30,
	2015	2014	Change
Salaries and wages	$456,369	$130,749	$325,620
Professional services	590,444	1,202,137	(611,693)
Other	250,853	322,066	(71,213)
Total	$1,297,666	$1,654,952	$(357,286)

Operating expenses for the nine months ended September 30, 2015 were $1,297,666 compared to $1,654,952 for the nine months ended September 30, 2014. The decrease of $357,286 or 22% is the result of decreased professional services resulting from the recognition of stock based professional fees and other expenses that existed during the nine months ended September 30, 2014 but not during the nine months ended September 30, 2015 as the majority of the agreements with the consultants were not renewed.

Other Income and Expenses

Three months ended September 30, 2015 and 2014

	Three months ended September 30,
	2015	2014	Change
Interest expense, net	$(479,839)	$(502,357)	$22,518
Loss on extinguishment of debt	(258,273)	(22,112)	(236,161)
Penalties	(127,171)	-	(127,171)
(Loss) gain on derivative fair value adjustment	(214,397)	138,011	(352,408)
Total	$(1,079,680)	$(386,458)	$(693,222)

Other income and expense during the three months ended September 30, 2015 was a net expense of $1,079,680 compared to a net expense of $386,458 during the three months ended September 30, 2014. The increase in net expense of $693,222 or 179% was the result of increased losses on derivative fair value adjustments, the issuance of common shares as penalties on notes payable, an increased loss on the extinguishment of debt and increased interest expense from the recognition of debt discounts on convertible notes.

Nine months ended September 30, 2015 and 2014

	Nine months ended September 30,
	2015	2014	Change
Interest expense, net	$(1,070,835)	$(1,295,332)	$224,497
Loss (gain) on extinguishment of debt	(256,607)	96,179	(352,786)
Loss on settlement	-	(175,000)	175,000
Penalties	(149,598)	-	(149,598)
Loss on derivative fair value adjustment	(702,507)	(12,052)	(690,455)
Total	$(2,179,547)	$(1,386,205)	$(793,342)

Other income and expense during the nine months ended September 30, 2015 was a net expense of $2,179,547 compared to a net expense of $1,386,205 during the nine months ended September 30, 2014. The increase in net expense of $793,342 or 57% was the result of increased losses on derivative fair value adjustments and losses recognized on the extinguishment of debt partially offset by a loss on settlements of $175,000 that was present during the nine months ended September 30, 2014 and not during the nine months ended September 30, 2015 .

Net Loss

Three months ended September 30, 2015 and 2014

	Three months ended September 30,
	2015	2014	Change
Net loss	$(1,671,042)	$(794,653)	$(876,389)
As a percentage of revenue	-3782%	-316%	-3466%

Net loss for the three months ended September 30, 2015 was $1,671,042, or 3,782% of revenue, compared to $794,654, or 316% of revenues, for the three months ended September 30, 2014. The increase in net loss during the three months ended September 30, 2015 is mostly attributable to the decreased revenues and related gross margins combined with increased operating expenses during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 as discussed previously.

Nine months ended September 30, 2015 and 2014

	Nine months ended September 30,
	2015	2014	Change
Net loss	$(3,448,598)	$(2,879,322)	$(569,276)
As a percentage of revenue	-1461%	-402%	-1059%

Net loss for the nine months ended September 30, 2015 was $3,448,598, or 1,461% of revenue, compared to $2,879,322, or 402% of revenues, for the nine months ended September 30, 2014. The increase in net loss during the nine months ended September 30, 2015 is mostly attributable to the decreased revenues and related gross margins combined with increased other expenses during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 as discussed previously.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $29,991, total current assets of $166,627 and total current liabilities of $3,523,121creating a working capital deficit of $3,356,494. Current assets consisted of $29,991 in cash, $57,281 of contracts receivable, $55,713 of prepaid expenses, current deferred loan costs of $23,642 and other current assets of $0. Current liabilities consisted of a bank overdraft of $40, accounts payable $142,776, current notes payable of $25,000, current convertible notes payable net of discounts of $750,183, a derivative liability of $1,292,616, accrued interest of $122,662 and accrued expenses and other liabilities of $1,179,844.

Cash Flows from Operating Activities

Cash flows used in operating activities during the nine months ended September 30, 2015 was $293,935 which consisted of a net loss of $3,448,598, non-cash expenses and gains of $2,729,289 and positive changes in working capital of $425,374. Net cash used in operating activities during the same period in 2014 was $584,299 which consisted of a net loss of $2,879,323, non-cash expenses and gains of $2,415,187 and negative changes in working capital of $120,163. The change in net cash used in operating activities was primarily due to a increase in net loss of $569,275, increased non-cash losses from the excess fair value of derivative liabilities being charged to interest expense and a greater change in contracts receivable during the nine months ended September 30, 2015 compared to the same period in 2014.

Cash Flows from Investing Activities

During the nine months ended September 30, 2015, we used $-0- of cash in investing activities. Cash used in investing activities during the nine months ended September 30, 2014 was $16,910 and consisted solely of the purchase of equipment.

Cash Flows from Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2015 was $228,675 which consisted of proceeds from convertible notes of $188,075, convertible note repayments of $10,000, proceeds from notes payable of $70,000, repayments of notes payable of $13,400 and related party note repayments of $6,000. Cash provided by financing activities during the nine months ended September 30, 2014 was $572,545 and consisted of proceeds from bank overdrafts of $11,745, proceeds from convertible notes payable of $450,000, proceeds from notes payable of $225,000, repayments of notes payable of $187,816, proceeds from related party notes payable of $10,000, proceeds from common stock subscriptions of $40,000, proceeds from common stock issuances for cash of $27,916 and the purchase of treasury stock for $4,200.

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

Critical Accounting Policies

There have been no changes in the Company's significant accounting policies for the nine months ended September 30, 2015 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on May 8, 2015.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and Interim CFO have determined and concluded that, as of September 30, 2015, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30 2015:

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2015, the Company issued a total of 80,200,000 common shares and 2,500,000 Series A Convertible Preferred Shares for services provided by consultants; 1,402,278,474 common shares for total note conversions of $417,009 and 1,625,000 common shares valued at $21,415 for default penalties on notes payable.

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Date: November 23, 2015	By:	/s/ Devon Jones
Devon Jones
Chief Executive Officer
(Principal Executive Officer)

Date: November 23, 2015	By:	/s/ Philip Kirkland
Philip Kirkland
Chief Financial Officer
(Principal Financial and Accounting Officer)

