Form 10-K
period 2015-12-31
Intelligent Highway Solutions, Inc.
filed 2017-05-12
CIK 1549719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-55154

INTELLIGENT HIGHWAY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0680119
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

9516 Rossport Way Ell Grove, CA	95624
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (720) 460-1390

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.

[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015: $413,429

As of April 5, 2017, the registrant had 3,375,651,670 shares of its common stock outstanding.

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

The Company’s management believes the in-ground wireless sensors are rugged, install in minutes, deploy in a matter of hours, and can begin transmitting accurate, real-time detection data to signal controllers, traffic management centers, and traveler information systems. The Company’s management believes installation is fast and simple, minimizing road closures and worker exposure, and greatly reducing operating and maintenance spending. The Company’s management believes the in-ground wireless sensors have the following qualities:

●	In-pavement installation with no wires or lead-in cabling

●	10-year battery life

●	Impervious to weather

●	Rapid installation and deployment reduces road closures and worker exposure

●	Patented, ultra-low “NanoPower” communications protocol

●	Superior accuracy, dependability, and extensibility

●	Universal platform for all traffic detection applications

●	Self-calibrating, self-tuning

●	Re-usable and remotely upgradeable

●	Easily deployed in complex configurations

●	Capable of over 300 million detections

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

Employees

We currently have 2 full time employees, consisting of two executives.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

Our principal executive office is located at 9516 Rossport Way, Ell Grove, CA 95624, and our telephone number is (720) 460-1390. We leased our office space, which consisted of 9,300 square feet of office and warehouse space and paid a monthly rent of $3,700. Our lease expired on January 9, 2016.

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

On January 29, 2015, we received a notification from the Internal Revenue Service (the “IRS”) regarding deficiencies in our tax return for the year ended December 31, 2011. The notice was the result of not filing our tax return for the year then ended and included the results of an IRS examination which yielded an income tax amount due of $92,804 plus penalties and interest totaling $34,337 for a total amount due of $127,141. While we believe we will be able to successfully reduce the tax liability and assessed penalties to zero or near zero due to our net loss sustained during the year ended December 31, 2011, the possibility exists we will be unsuccessful and could face an assessment for the full amount of $127,141. The Company has accrued $127,414 for this liability as of December 31, 2015.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTCQB and OTCBB under the symbol “IHSI”. The OTCQB and OTCBB are quotation services that display real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The closing price of the common stock on April 13, 2016 was $0. 0112 per share. As our stock started trading on April 24, 2013, the high and low bid prices for trading of our stock for each of the second, third, and fourth quarters of 2014 as well as each quarter of 2015 was as follows:

	High	Low
Fiscal Year 2014
First quarter ended March 31, 2014	$0.70	$0.20
Second quarter ended June 30, 2014	$0.58	$0.12
Third quarter ended September 30, 2014	$0.30	$0.038
Fourth quarter ended December 31, 2014	$0.0999	$0.0199

Fiscal Year 2015
First quarter ended March 31, 2015	$0.0440	$0.0062
Second quarter ended June 30, 2015	$0.0189	$0.003
Third quarter ended September 30, 2015	$0.0055	$0.0001
Fourth quarter ended December 31, 2015	$0.0002	$0.0001

Approximate Number of Equity Security Holders

As of March 31, 2016, there were approximately 60 stockholders of record.

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

Results of Operations

Comparison of the year ended December 31, 2015 and 2014

Revenue

In 2014 and 2015, we generated revenue through our purchase orders from Honeywell for the installation of a temperature control system.

	Year ended December 31,
	2015	2014	Change
Revenue	$236,068	$1,016,489	$(780,421)

Revenues for the year ended December 31, 2015 were $236,068 compared to $1,016,489 for the year ended December 31, 2014. The decrease of $780,421 or 77% is the result of the Company receiving purchase orders from Honeywell in 2014 which did not exist in 2015 due to the winding down of the project. The Honeywell project was completed during the first quarter of 2015. We will continue to accept general electrical contracting projects while we develop technologies related to our planned business of intelligent transportation services.

Cost of Goods Sold

Cost of revenues include all direct material, sub-contract, labor, and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits.

	Year ended December 31,
	2015	2014	Change
Labor	$110,415	$666,304	$(555,889)
Fuel	2,523	5,421	(2,898)
Vehicle Lease	24,519	49,804	(25,285)
Other	76,997	66,370	10,627
Total	$214,454	$787,899	$(573,445)

Cost of goods sold for the year ended December 31, 2015 was $214,454 compared to $787,899 during the year ended December 31, 2014. The decrease of $573,445 or 73% is the result of decreased opportunities to provide revenue generating activities during the year ended December 31, 2015 when compared to the year ended December 31, 2014. The decrease in cost of goods sold of 73% is consistent with the decrease in revenue on a percentage basis over the same periods of 77%.

Operating Expenses

	Year ended December 31,
	2015	2014	Change
Salaries and wages	$498,926	$279,735	$219,191
Professional services	743,550	1,328,814	(585,264)
Other	318,229	154,290	163,939
Total	$1,560,705	$1,762,839	$(202,134)

Operating expenses for the year ended December 31, 2015 were $1,560,705 compared to $1,762,839 for the year ended December 31, 2014. The decrease of $202,134 or 11% is the result of decreased professional services resulting from the recognition of stock based professional fees existing during the year ended December 31, 2014 that did not exist during the year ended December 31, 2015. However, salaries and wages increased during the year ended December 31, 2015 when compared to the year ended December 31, 2014 due to additional stock based compensation issued to our executive officers during the year ended December 31, 2015.

Other Income and Expenses

Other income and expenses consist of interest expense on our notes payable net of interest income, fair value adjustments to our derivative liabilities, gains or losses on extinguishments of debt and losses on settlements.

	Year ended December 31,
	2015	2014	Change
Interest expense, net	$(1,461,974)	$(1,535,044)	$73,070
Gain on extinguishment of debt	170,231	108,576	61,655
Loss on settlement	-	(354,064)	354,064
Penalties and settlements	(215,591)	(124,398)	(91,193)
Loss on derivative fair value adjustment	(522,468)	(128,969)	(393,499)
Total	$(2,029,802)	$(2,033,899)	$4,097

Other income and expenses during the year ended December 31, 2015 were $2,029,802 compared to $2,033,899 during the year ended December 31, 2014. The decrease of $4,097 or approximately 0% was the result decreased recognition of losses on settlements and penalties during the year ended December 31, 2015 compared to the year ended December 31, 2014 offset by a $393,499 increase in the losses recognized on derivative fair value adjustments.

Income Tax Expense

	Year ended December 31,
	2015	2014	Change
Income tax expense	$92,804	$-	$92,804

Income tax expense during the year ended December 31, 2015 was $92,804 compared to $0 during the year ended December 31, 2014. The increase in income tax expense of $92,804 is the result of a notice of deficiency the Company received from the Internal Revenue Service related to its income tax for the year ended December 31, 2011.

Net loss

	Year ended December 31,
	2015	2014	Change
Net loss	$(3,661,697)	$(3,568,148)	$(93,549)
As a percentage of revenue	-1551%	-351%

Net loss for the year ended December 31, 2015 was $3,661,697 or (1,551%) of revenue, compared to $3,568,148, or (351%) of revenue, for the year ended December 31, 2014. The increase in net loss of $93,549 is the result of decreased revenue and gross margin on a dollar basis and increased income tax expense partially offset by slightly lower operating and other expenses.

Liquidity and Capital Resources

As of December 31, 2015, we had no cash on hand, total current assets of $51,595 and total current liabilities of $3,662,273 creating a working capital deficit of $3,610,678. Current assets consisted of $36,376 in prepaid expenses and $15,219 in deferred loan costs. Current liabilities consisted of bank overdrafts totaling $2,981, accounts payable $176,694, current notes payable net of discounts of $151,066, current convertible notes payable net of discounts of $799,976, a derivative liabilities of $1,005,791, accrued interest of $148,655 and accrued expenses, related party payables totaling $10,000 and other liabilities of $1,367,110.

Cash Flows from Operating Activities

Net cash used in operating activities during the year ended December 31, 2015 was $386,867 which consisted of a net loss of $3,661,697, non-cash expenses and gains of $2,592,279 and positive changes in working capital of $682,551. Net cash used in operating activities during the same period in 2014 was $703,809 which consisted of a net loss of $3,568,148, non-cash expenses and gains of $2,942,236 and negative changes in working capital of $77,897. The change in net cash used in operating activities was primarily due to an a greater change in accounts payable and accrued expenses and fewer non-cash expenses and gains.

We expect our cash used in operating activities will increase over the next twelve months as we are uncertain of our opportunities to generate revenue in the near term while we will still recognize significant non-cash expenses.

Cash Flows from Financing Activities

Cash flows from financing activities during the year ended December 31, 2015 were $291,616 compared to $790,708 during the same period in 2014. Cash provided by financing activities during the year ended December 31, 2015 consisted of proceeds from bank overdrafts totaling $2,941, proceeds from convertible notes payable of $218,075, proceeds from notes payable of $100,000, repayments of convertible notes payable of $10,000, repayments of notes payable of $13,400 and repayments of related party payables of $6,000. Cash provided by financing activities during the year ended December 31, 2014 consisted of proceeds from convertible notes payable of $583,500, proceeds from notes payable of $435,000, repayments of notes payable of $150,000, repayments of convertible notes payable of $171,508, proceeds from related party notes payable was $10,000, proceeds from common stock issued for cash of $87,916, and the cost of purchase of treasury stock of $4,200.

During the next twelve months, we anticipate generating additional cash from financing activities from entering into additional debt agreements and the additional issuance of common stock for cash as these activities will be required to fund operations.

Outstanding Loans

On April 14, 2014, the Company received a loan in the amount of $90,000 from Innovest, LLC. The loan was due on August 14, 2014 with a $30,000 payment due on each June 14, 2014; July 14, 2014 and August 14, 2014. The loan is unsecured and non-interest bearing. In the event of default, the note shall bear interest at 18% per annum. Additionally, the Company was obligated to issue 50,000 shares of common stock in the event of late payments. The note holder was also issued 75,000 shares of common stock as an incentive to enter into the note. The Company did not make the required principal payment on July 17, 2014 resulting in 50,000 shares of common stock being issued to Innovest and the note beginning to accrue interest at the rate of 18% per annum. Additionally, the Company did not make the required principal payment on August 17, 2014 resulting in an additional 50,000 shares of common stock being issued to Innovest. The unpaid principal and accrued interest as of August 4, 2015 was purchased by an existing convertible note holder. There was $0 and $60,000 of principal as of December 31, 2015 and 2014 plus accrued interest of $0 and $900 outstanding as of December 31, 2015 and 2014.

On August 5, 2014, the Company entered into two separate note agreements for $50,000 ($100,000 total). The notes carried a fixed interest amount of $800 and are due on October 4, 2014. If the loans were not repaid by the due date, the Company had the obligation to issue 25,000 shares of common stock to each note holder for each consecutive week the notes were outstanding. The notes were purchased by non-related parties on August 11, 2015 and August 19, 2015, respectively, resulting in 1,125,000 and 1,150,000 common shares being issued to each note holder (2,275,000 total common shares) as penalties. Additionally, the note holders each received 125,000 shares of common stock as an incentive to enter into the notes and had the right to sell back 50,000 shares of common stock to the Company for $4,200. There was a total of $0 and $100,000 in principal and $0 and $1,600 of accrued interest due at December 31, 2015 and 2014.

On April 17, 2014, the Company received a loan in the amount of $20,000 from Seton Securities. An additional $5,000 was received on July 15, 2014. The loans are unsecured, due on demand and non-interest bearing. There was $25,000 in principal and no accrued interest due at December 31, 2015 and 2014.

On October 22, 2014, the Company received a loan from an unrelated party totaling $100,000. The note carries an interest rate of 12% per annum and is due on October 22, 2016. During the first quarter of 2015, the note was amended retroactively to October 22, 2014 to adjust the interest rate to 15% per annum. Additionally, the note is secured by the vehicles owned by the company. There was $100,000 of principal and accrued interest of $6,627 and $2,301 due as of December 31, 2015 and 2014.

On August 1, 2015, the Company received a short term loan of $10,000 carrying fixed interest of $1,000. The loan was repaid in full during September 2015. There was no principal or accrued interest outstanding as of December 31, 2015.

On August 1, 2015, the Company received a short term interest free loan of $3,700. The loan was repaid in full during September 2015. There was no principal or accrued interest outstanding as of December 31, 2015.

On October 29, 2015, the Company received a loan from an unrelated party of $33,000 of which $27,000 was lent to the Company in cash and $6,000 is considered an original issue discount. The note is unsecured, carries an interest rate of 8% per annum and is due on April 29, 2016. There was $33,000 and $0 of principal and $456 and $0 of accrued interest due as of December 31, 2015 and 2014.

On October 26, 2012, the Company received a loan totaling $30,000 from an unrelated party. The note bears interest at 10% per annum and had an original maturity date of April 26, 2013; however, the Company is in negotiations to extend the maturity date. There was $30,000 in principal plus accrued interest of $9,542 and $6,542 at December 31, 2015 and 2014. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30.

On February 27, 2014, the Company received a loan totaling $339,026 from an unrelated party. The note bears interest at 10% per annum and matured on February 27, 2015. Of the $339,026 total note, $212,526 was paid to former note holders on our behalf and $1,500 was withheld as debt issue costs resulting in net cash proceeds to the Company of $125,000. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 35% discount from the lowest daily volume weighted average price in the five days prior to conversion, but not less than $0.00004. On various dates during the year ended December 31, 2014, the Company accepted twenty separate partial conversions of the note resulting in a total of 4,063,247 shares of common stock being issued in exchange for $242,526 of principal. On various dates during the year ended December 31, 2015, the Company accepted eighteen separate partial conversions of the note resulting in 74,600,243 shares of common stock being issued in exchange for $96,500 of principal. Additionally, the Company accepted a single conversion of accrued interest during the year ended December 31, 2014 resulting in 408,727 shares being issued in exchange for $8,369 of accrued interest. There was $0 and $96,500 in principal plus $14,037 and $10,165 in accrued interest due at December 31, 2015 and 2014.

On June 11, 2015, the Company received a loan totaling $59,800 from an unrelated party. The note bears interest at 10% per annum and matures on June 11, 2016. Of the $59,800 total note, $5,000 was paid to service providers on our behalf, $7,800 was an original issue discount and $2,000 was withheld as debt issue costs resulting in net cash proceeds to the company of $45,000. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 50% discount from the lowest trading price during the five days prior to conversion. There was $59,800 and $0 in principal plus $3,325 and $0 in accrued interest due at December 31, 2015 and 2014.

On November 13, 2014, the Company received a loan totaling $104,000 from an unrelated party. The note carries interest at 8% per annum and is due on August 17, 2015 with a default interest rate of 22% should the note not be repaid by the maturity date. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date, or May 12, 2015, at a 52% discount from the average of the lowest three trading prices of the Company’s common stock during the preceding ten trading days. The Company incurred a default penalty of $52,000 which was added to the principal balance of the note on August 17, 2015. During the year ended December 31, 2015, the Company accepted twenty five separate conversions resulting in a total of 229,814,736 common shares being issued in exchange for $104,000 of principal and two separate conversion resulting in a total of 29,714,286 common shares being issued in exchange for $4,160 of accrued interest. There was $0 and $104,000 of principal and $2,032 and $1,094 of accrued interest payable at December 31, 2015 and 2014.

On December 16, 2014, the Company received a loan totaling $54,000 from an unrelated party. The note carries interest at 8% per annum and is due on September 18, 2015 with a default interest rate of 22% should the note not be repaid by the maturity date. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note, or June 15, 2015, date at a 52% discount from the average of the lowest three trading prices of the Company’s common stock during the preceding ten trading days. The Company incurred a default penalty of $27,000 which was added to the principal balance of the note on September 18, 2015. During the year ended December 31, 2015, the Company accepted three separate conversion notices resulting in 41,153,361 common shares being issued in exchange for $6,140 of principal. On October 7, 2015, an existing noteholder purchased the remaining principal and all accrued interest outstanding as of that date. There was $0 and $54,000 of principal and $0 and $178 of accrued interest payable at December 31, 2015 and 2014.

On December 12, 2014, the Company received a loan totaling $50,000 from an unrelated party. The note carries interest at 10% per annum and is due on December 12, 2015. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date, or June 10, 2015, at a 40% discount from the lowest closing bid price for the Company’s common stock for the fifteen prior trading days. During the year ended December 31, 2015, the Company incurred a default penalty equal to 10% of the principal amount of the note, or $5,000, which was added to the existing principal outstanding. There was $55,000 and $50,000 of principal and $5,687 and $260 of accrued interest payable at December 31, 2015 and 2014.

On June 26, 2015, the Company received a loan totaling $55,000 from an unrelated party. The note bears interest at 10% per annum and is due March 24, 2016. Of the $55,000 total note, $5,000 was an original issue discount resulting in net cash proceeds to the company of $50,000. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 45% discount from the lowest trading price during the twenty days prior to conversion but not less than $0.00005. During the year ended December 31, 2015, the Company accepted seven separate conversion notices resulting in 57,406,767 common shares being issued in exchange for a reduction of principal totaling $55,000. There was $0 in principal plus $2,137 and $0 in accrued interest due at December 31, 2015 and 2014.

On May 14, 2015, the Company received a loan totaling $4,812 from an unrelated party. The note carries interest at 12% per annum and is due on February 18, 2016. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date at a 55% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty prior trading days. On October 7, 2015, an existing noteholder purchased the outstanding principal and unpaid interest as of that date resulting in prepayment penalties totaling $2,406. There was $0 of principal and $0 of accrued interest payable at December 31, 2015 and 2014.

On May 29, 2015, the Company received a loan totaling $5,500 from an unrelated party. The note carries interest at 12% per annum and is due on February 21, 2016. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date at a 55% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty prior trading days. On October 7, 2015, an existing noteholder purchased the outstanding principal and unpaid interest as of that date resulting in prepayment penalties totaling $2,750. There was $0 of principal and $0 of accrued interest payable at December 31, 2015 and 2014.

On July 8, 2015, the Company received a loan totaling $27,466 from an unrelated party. The note carries interest at 10% per annum and is due on July 7, 2016. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date, or June 10, 2015, at a 40% discount from the lowest closing bid price for the Company’s common stock for the fifteen prior trading days. There was $27,466 and $0 of principal and $1,324 and $0 of accrued interest payable at December 31, 2015 and 2014.

On July 23, 2015, the Company received a loan totaling $43,000 from an unrelated party. The note carries interest at 12% per annum and is due on May 3, 2016. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date at a 52% discount from the average of the three lowest trading prices for the Company’s common stock for the ten prior trading days. On October 7, 2015, an existing noteholder purchased the outstanding principal and unpaid interest as of that date resulting in prepayment penalties totaling $21,500. There was $0 of principal and $0 of accrued interest payable at December 31, 2015 and 2014.

On August 20, 2015, the Company received a loan totaling $60,000 from an unrelated party of which $5,000 was considered an original issue discount and $5,000 was paid to third parties on the Company’s behalf resulting in net cash proceeds of $50,000. The note carries interest at 12% per annum and is due on May 19, 2016. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 90 days from the note date at a 50% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty prior trading days. There was $60,000 and $0 of principal and $2,624 and $0 of accrued interest payable at December 31, 2015 and 2014.

On September 30, 2015, the Company received a loan totaling $47,000 from an unrelated party of which $4,000 was considered an original issue discount and $3,000 was paid to third parties on the Company’s behalf resulting in net cash proceeds of $40,000. The note carries interest at 12% per annum and is due on September 30, 2016. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 90 days from the note date at a 50% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty prior trading days. There was $47,000 and $0 of principal and $1,422 and $0 of accrued interest payable at December 31, 2015 and 2014.

On August 19, 2015, the Company received a loan totaling $50,800 from an unrelated party which was paid directly to an existing noteholder to retire the prior note in full. The note carries interest at 12% per annum and 22% per annum in the event of default and was due on August 19, 2015 which resulted in the note being in default immediately. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 90 days from the note date at a 50% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty prior trading days. During the year ended December 31, 2015, the Company accepted nine partial conversions resulting in 188,595,810 common shares being issued in exchange for $29,617 of principal. There was $21,183 and $0 of principal and $2,213 and $0 of accrued interest payable at December 31, 2015 and 2014.

On August 11, 2015, the Company received a loan totaling $60,800 from an unrelated party of which $50,800 was paid directly to an existing noteholder to retire the prior note in full and $10,000 was considered an original issue discount. The note carries interest at 15% per annum and 22% per annum in the event of default and was due on September 11, 2015. The holder has the right to convert the principal and accrued but unpaid interest to common stock at a 60% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty five prior trading days. During the year ended December 31, 2015, the Company accepted six partial conversions resulting in 619,892,000 common shares being issued in exchange for $27,649 of principal. On October 28, 2015, the noteholder assigned a total of $16,500 of principal to two separate parties. There was $16,651 and $0 of principal and $1,828 and $0 of accrued interest payable at December 31, 2015 and 2014.

On August 18, 2015, the Company received a loan totaling $57,500 from an unrelated party of which $7,500 was paid directly to third parties on the Company’s behalf resulting in net cash proceeds of $50,000. The note carries interest at 15% per annum and is due on February 17, 2016. The holder has the right to convert the principal and accrued but unpaid interest to common stock at a 60% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty five prior trading days. On October 12, 2015, the noteholder assigned a total of $57,500 of principal plus $1,441 of accrued interest to an existing noteholder. There was $0 of principal and $0 of accrued interest payable at December 31, 2015 and 2014.

During the year ended December 31, 2015, the Company entered into six separate notes payable totaling $255,633 with an existing noteholder. Of the $97,450 total, $227,633 was paid to a prior noteholders on the Company’s behalf and $2,925 was considered an original issue discount resulting in net cash proceeds to the Company of $25,075. The unpaid principal and interest may be converted to common stock at the option of the noteholder at a rate equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days immediately preceding the conversion date. During the year ended December 31, 2015, the Company issued a total of 708,610,688 common shares in exchange for $70,386. There was $185,248 and $0 of principal and $4,838 and $0 of accrued interest due as of December 31, 2015 and 2014.

On October 12, 2015, the Company entered into a note payable totaling $58,941 which was paid to an existing noteholder on behalf of the Company. The note carries interest at 22% per annum and was due on October 12, 2015. The outstanding principal and interest may be converted to common stock at the option of the noteholder at a rate equal to a 50% discount from the lowest price of the Company’s common stock in the twenty trading days immediately preceding the conversion. There was $58,941 and $0 of principal plus accrued interest of $2,842 and $0 outstanding as of December 31, 2015 and 2014.

On November 5, 2015, the Company entered into a note payable totaling $36,000 of which $6,000 was an original issue discount resulting in cash proceeds to the Company of $30,000. The note carries interest at 12% per annum and is due on August 30, 2016. The outstanding principal and interest may be converted to common stock at the option of the noteholder at a rate equal to a 50% discount from the lowest price of the Company’s common stock in the twenty trading days immediately preceding the conversion. There was $36,000 and $0 of principal plus accrued interest of $663 and $0 outstanding as of December 31, 2015 and 2014.

On October 28, 2015 the Company entered into a note payable for $15,000 which was paid to an existing noteholder on behalf of the Company. The note was due immediately on October 28, 2015 and carries an interest rate of 22% per annum. The holder has the right to convert the principal and accrued but unpaid interest to common stock at a 60% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty five prior trading days. During the year ended December 31, 2015, the Company issued a total of 119,009,000 shares of common stock as the conversion of $5,950 of principal. There was $9,050 and $0 of principal and $374 and $0 of accrued interest due as of December 31, 2015 and 2014.

On October 5, 2015 the Company entered into a note payable for $1,500 which was paid to an existing noteholder on behalf of the Company. The note was due immediately on October 5, 2015 and carries an interest rate of 0% per annum. The holder has the right to convert the principal and accrued but unpaid interest to common stock at a 60% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty five prior trading days. During the year ended December 31, 2015, the Company issued a total of 150,000,000 shares of common stock as the conversion of $1,500 of principal. There was $0 of principal and $0 of accrued interest due as of December 31, 2015 and 2014.

On September 9, 2015 the Company entered into a note payable for $11,500 of which $10,000 was paid to a third party on behalf of the Company and $1,500 is an original issue discount. The note is due on June 15, 2016 and carries an interest rate of 10% per annum. The holder has the right to convert the principal and accrued but unpaid interest to common stock at a 45% discount from the lowest intraday trading price for the Company’s common stock for the twenty prior trading days. There was $11,500 and $0 of principal due as of December 31, 2015 and 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Intelligent Highway Solutions, Inc.

9516 Rossport Way

Ell Grove, CA 95624

We have audited the accompanying balance sheet of Intelligent Highway Solutions, Inc. (the “Company”) as of December 31, 2015, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations, changes in stockholders’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 2 to the financial statements, the Company has incurred an accumulated deficit of $10,566,712 as of December 31, 2015. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements of Intelligent Highway Solutions, Inc. as of December 31, 2014, were audited by other auditors whose report dated May 7, 2015, did not contain an adverse opinion or a disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope, or accounting principles, except that such report contained an explanatory paragraph which raised substantial doubt on its ability to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California

December 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Intelligent Highway Solutions, Inc.

We have audited the accompanying balance sheet of Intelligent Highway Solutions, Inc. (the Company) as of December 31, 2014 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Highway Solutions, Inc. as of December 31, 2014, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

May 7, 2015

Item 8. Financial Statements and Supplementary Data.

INTELLIGENT HIGHWAY SOLUTIONS

BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets
Cash	$-	$95,251
Contracts receivable, net	-	139,908
Costs and estimated earnings in excess of billings on uncompleted contracts	-	115,801
Prepaid expenses	36,376	77,161
Deferred loan costs, current	15,219	96,705
Total current assets	51,595	524,826

Property and equipment, net of accumulated depreciation of $18,713 and $8,731	4,958	14,940
Deferred loan costs, net	-	1,904
Prepaid expenses, net	34,965	69,371

Total assets	$91,518	$611,041

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$2,981	$40
Accounts payable	176,694	170,529
Accrued expenses and other liabilities	1,367,110	1,002,854
Notes payable, current portion, net of discounts of $3,934 and $0	151,066	185,000
Convertible notes payable, current portion, net of discounts of $177,862 and $95,571	799,976	528,929
Notes payable, related party, current portion	10,000	10,000
Derivative liability	1,005,791	167,970
Accrued interest	148,655	76,671
Total current liabilities	3,662,273	2,141,993

Notes payable, net of current portion	-	100,000
Convertible notes payable, net of discounts of $0 and $49,829	-	30,171

Total liabilities	3,662,273	2,272,164

Stockholders’ deficit
Series A convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; 2,500,000 and 0 issued and outstanding at December 31, 2015 and 2014	25	-
Common stock, $0.00001 par value; 10,000,000,000 shares authorized; 2,552,409,195 and 30,589,839 issued; 2,552,359,195 and 30,539,839 outstanding at December 31, 2015 and 2014	25,524	306
Additional paid-in capital	6,974,608	5,247,786
Treasury stock, 50,000 shares at $.084 per share	(4,200)	(4,200)
Accumulated deficit	(10,566,712)	(6,905,015)
Total stockholders’ deficit	(3,570,755)	(1,661,123)

Total liabilities and stockholders’ deficit	$91,518	$611,041

See accompanying notes to financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014
Revenue	$236,068	$1,016,489
Cost of sales	214,454	787,899
Gross profit	21,614	228,590

Operating expenses
Salaries and wages	498,926	279,735
General and administrative	1,061,779	1,483,104
Total operating expenses	1,560,705	1,762,839

Loss from operations	(1,539,091)	(1,534,249)

Other income (expense)
Gain on extinguishment of debt	170,231	108,576
Loss on derivative fair value adjustment	(522,468)	(128,969)
Penalties and settlements	(215,591)	(124,398)
Loss on settlement	-	(354,064)
Interest expense	(1,461,974)	(1,535,044)
Total other expense	(2,029,802)	(2,033,899)

Loss before income taxes	(3,568,893)	(3,568,148)

Provision for income taxes	92,804	-

Net loss	$(3,661,697)	$(3,568,148)

Basic and diluted loss per common share	$(0.00)	$(0.19)

Basic and diluted weighted average shares outstanding	779,738,830	19,204,776

See accompanying notes to financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock		Additional
					Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2013	11,933,666	$119	-	$-	$2,071,274	$-	$(3,336,867)	$(1,265,474)

Common stock issued for services	5,275,000	53	-	-	828,270	-	-	828,323
Common stock issued for loan costs	650,000	6	-	-	115,244	-	-	115,250
Common stock issued for conversion of notes payable	8,796,579	88	-	-	952,900	-	-	952,988
Common stock issued for conversion of interest payable	582,928	6	-	-	63,721	-	-	63,727
Common stock issued as settlement of accounts payable	7,500	-	-	-	3,000	-	-	3,000
Common stock issued as legal settlement	752,616	8	-	-	354,056	-	-	354,064
Common stock issued for penalties	1,160,000	12	-	-	93,404	-	-	93,416
Common stock issued for cash	1,431,550	14	-	-	87,902	-	-	87,916
Common stock repurchased	(50,000)	-	-	-	-	(4,200)	-	(4,200)
Options issued for loan costs	-	-	-	-	11,331	-	-	11,331
Debt discounts recorded on convertible notes payable	-	-	-	-	80,000	-	-	80,000
Change in fair market value of derivative liabilities	-	-	-	-	586,684	-	-	586,684
Net loss, year ended December 31, 2014	-	-	-	-	-	-	(3,568,148)	(3,568,148)
Balance, December 31, 2014	30,539,839	306	-	-	5,247,786	(4,200)	(6,905,015)	(1,661,123)

Common stock issued for services	80,200,000	802	-	-	503,233	-	-	504,035
Preferred stock issued for services	-	-	2,500,000	25	475	-	-	500
Common stock issued for conversion of notes payable	2,403,780,070	24,038	-	-	424,704	-	-	448,742
Common stock issued for conversion of interest payable	29,714,286	297	-	-	3,863	-	-	4,160
Common stock issued as legal settlement	6,500,000	65	-	-	19,835	-	-	19,900
Common stock issued for penalties	1,625,000	16	-	-	21,399	-	-	21,415
Change in fair market value of derivative liabilities	-	-	-	-	753,313	-	-	753,313
Net loss, year ended December 31, 2015	-	-	-	-	-	-	(3,661,697)	(3,661,697)
Balance, December 31, 2015	2,552,359,195	$25,524	2,500,000	$25	$6,974,608	$(4,200)	$(10,566,712)	$(3,570,755)

See accompanying notes to financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(3,661,697)	$(3,568,148)
Adjustments to reconcile net loss to net cash used in operating activities
Preferred stock issued for services	500	—
Common stock issued for services	504,035	828,323
Common stock issued for penalties	21,415	93,417
Common stock issued for settlement	19,900	354,064
Excess fair value of common stock issued for conversion of note payable	—	25,000
Increase in convertible notes payable for default penalties	138,122	—
Loss (gain) on forgiveness of debt	(170,231)	(108,576)
Depreciation	9,982	7,124
Loss on derivative fair value adjustment	522,468	128,969
Amortization of deferred loan costs	103,390	243,130
Amortization of debt discount	668,905	994,126
Amortization of prepaid expenses	75,191	232,949
Expenses paid on behalf of company	61,712	34,500
Excess derivative liability charged to interest	579,609	109,210
Allowances for doubtful accounts	57,281	—
Changes in operating assets and liabilities
Contracts receivable	82,627	(139,908)
Earnings in excess of billings	115,801	(115,801)
Accounts payable	34,831	47,015
Accrued interest	85,036	37,048
Accrued expenses and other liabilities	364,256	93,749
Net cash used in operating activities	(386,867)	(703,809)

Cash flows from investing activities
Purchase of equipment	—	(20,312)
Net cash used in investing activities	—	(20,312)

Cash flows from financing activities
Proceeds from bank overdraft	2,941	—
Proceeds from convertible notes payable	218,075	583,500
Repayments of convertible notes payable	(10,000)	(171,508)
Proceeds from notes payable	100,000	435,000
Repayments of notes payable	(13,400)	(150,000)
Proceeds from related party notes payable	—	10,000
Repayment of related party notes payable	(6,000)	—
Proceeds from common stock issued for cash	—	87,916
Purchase of treasury stock	—	(4,200)
Net cash provided by financing activities	291,616	790,708

Change in cash	(95,251)	66,587
Cash at beginning of period	95,251	28,664
Cash at end of period	$—	$95,251

Supplemental disclosures of cash flow information
Cash paid for interest	$9,000	$16,129
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash financing activities:
Common stock issued for prepaid expenses	$—	$185,000
Common stock issued for note conversion	$448,742	$952,988
Common stock issued for accrued interest conversion	$4,160	$63,727
Common stock issued for debt issuance costs	$—	$69,251
Assumption of note payable	$—	$212,526
Debt discount from warrants and beneficial conversion features issued with debt	$—	$11,331
Debt discount on convertible notes	$516,036	$80,000
Conversion of notes payable to convertible notes payable	$160,000	$—
Conversion of accrued interest payable to convertible notes payable	$11,050	$—
Conversion of derivative liabilities	$—	$586,683
Initial measurements of derivative liabilities	$1,475,481	$470,451
Convertible note payable entered into for reduction of account payable	$10,000	$—

See accompanying notes to financial statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2015 and 2014

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

December 31, 2015 and 2014

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Contracts Receivable

Contracts receivable from construction, operations and maintenance are based on amounts billed to customers. The Company provides an allowance for doubtful collections which is based upon a review of outstanding receivable, historical collection information, and existing economic conditions. Normal contracts receivable are due 30 days after issuance of the invoice. Contract retentions are usually due 30 days after completion of the project and acceptance by the owner. Contracts receivable past due more than 60 days are considered delinquent. Delinquent contracts receivable are written off based on individual credit evaluation and specific circumstances of the customer. The Company had bad debt expense of $181,778and $0 during the years ended December 31, 2015 and 2014, respectively. The allowance for doubtful accounts is $57,281 as of December 31, 2015.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. Balances of each asset class as of December 31, 2015 and 2014 were:

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment (continued)

	December 31, 2015	December 31, 2014
Machinery and equipment	$2,149	$2,149
Furniture and fixtures	6,273	6,273
Vehicles	15,249	15,249
Sub Total	$23,671	$23,671

Accumulated depreciation	(18,713)	(8,731)
Total	$4,958	$14,940

Depreciation expense for the years ended December 31, 2015 and 2014 was $9,984 and $7,123, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Deferred rent payable	$-	$(51)
Payroll tax liabilities	758,773	767,109
Other payroll accruals	45,851	25,234
Other	562,486	210,562
Total	$1,367,110	$1,002,854

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

December 31, 2015 and 2014

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

Cost of sales totaled $214,454 and $787,899 during the years ended December 31, 2015 and 2014, respectively.

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

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the years ended December 31, 2015 and 2014, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 13,660,833,053 and 9,303,825 such potentially dilutive shares excluded for the years ended December 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 4 – CONTRACTS RECEIVABLE, NET

Contracts receivable consisted of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
Completed contracts	$-	$-
Contracts in progress	57,281	139,908
Unbilled	-	-
	57,281	139,908
Retentions:
Completed contracts	-	-
Contracts in progress	-	-
	-	-
	57,281	139,908
Allowance for doubtful accounts	(57,281)	-
	$-	$139,908

NOTE 5 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The following is a summary of the contracts in progress at December 31, 2015 and 2014:

	December 31,
	2015	2014
Costs incurred on uncompleted contracts	$-	$1,001,458
Estimated net loss on uncompleted contracts	-	-
	-	1,001,458
Billings to date	-	(885,657)
	$-	$115,801

This amount is included in the accompanying balance sheet under the following captions at December 31, 2015 and 2014:

	December 31,
	2015	2014
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$115,801

NOTE 6 - FAIR VALUE MEASUREMENTS

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of December 31, 2015 and 2014:

	Level 1	Level 2	Level 3	Fair Value at December 31, 2015
Liabilities
Derivative Liability	-	$1,005,791	-	$1,005,791

	Level 1	Level 2	Level 3	Fair Value at December 31, 2014
Liabilities
Derivative Liability	-	167,970	-	167,970

The changes in the fair value of recurring fair value measurements are measured using the Black Scholes valuation model, and relate solely to the derivative liability as follows:

Balance at December 31, 2014	$167,970
Derivative liabilities recorded	1,495,504
Change due to note conversion	(753,313)
Gain on convertible note exchange	(426,838)
Fair value adjustment	522,468
Balance at December 31, 2015	$1,005,791

NOTE 7 – NOTES PAYABLE

 On April 14, 2014, the Company received a loan in the amount of $90,000 from Innovest, LLC. The loan was due on August 14, 2014 with a $30,000 payment due on each June 14, 2014; July 14, 2014 and August 14, 2014. The loan is unsecured and non-interest bearing. In the event of default, the note shall bear interest at 18% per annum. Additionally, the Company was obligated to issue 50,000 shares of common stock in the event of late payments. The note holder was also issued 75,000 shares of common stock as an incentive to enter into the note. The Company did not make the required principal payment on July 17, 2014 resulting in 50,000 shares of common stock being issued to Innovest and the note beginning to accrue interest at the rate of 18% per annum. Additionally, the Company did not make the required principal payment on August 17, 2014 resulting in an additional 50,000 shares of common stock being issued to Innovest. The unpaid principal and accrued interest as of August 4, 2015 was purchased by an existing convertible note holder. There was $0 and $60,000 of principal as of December 31, 2015 and 2014 plus accrued interest of $0 and $900 outstanding as of December 31, 2015 and 2014.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 7 – NOTES PAYABLE (CONTINUED)

On August 5, 2014, the Company entered into two separate note agreements for $50,000 ($100,000 total). The notes carried a fixed interest amount of $800 and are due on October 4, 2014. If the loans were not repaid by the due date, the Company had the obligation to issue 25,000 shares of common stock to each note holder for each consecutive week the notes were outstanding. The notes were purchased by non-related parties on August 11, 2015 and August 19, 2015, respectively, resulting in 1,125,000 and 1,150,000 common shares being issued to each note holder (2,275,000 total common shares) as penalties. Additionally, the note holders each received 125,000 shares of common stock as an incentive to enter into the notes and had the right to sell back 50,000 shares of common stock to the Company for $4,200. There was a total of $0 and $100,000 in principal and $0 and $1,600 of accrued interest due at December 31, 2015 and 2014.

On April 17, 2014, the Company received a loan in the amount of $20,000 from Seton Securities. An additional $5,000 was received on July 15, 2014. The loans are unsecured, due on demand and non-interest bearing. There was $25,000 in principal and no accrued interest due at December 31, 2015 and 2014.

On October 22, 2014, the Company received a loan from an unrelated party totaling $100,000. The note carries an interest rate of 12% per annum and is due on October 22, 2016. During the first quarter of 2015, the note was amended retroactively to October 22, 2014 to adjust the interest rate to 15% per annum. Additionally, the note is secured by the vehicles owned by the company. There was $100,000 of principal and accrued interest of $6,627 and $2,301 due as of December 31, 2015 and 2014.

On August 1, 2015, the Company received a short term loan of $10,000 carrying fixed interest of $1,000. The loan was repaid in full during September 2015. There was no principal or accrued interest outstanding as of December 31, 2015.

On August 1, 2015, the Company received a short term interest free loan of $3,700. The loan was repaid in full during September 2015. There was no principal or accrued interest outstanding as of December 31, 2015.

On October 29, 2015, the Company received a loan from an unrelated party of $33,000 of which $27,000 was lent to the Company in cash and $6,000 is considered an original issue discount. The note is unsecured, carries an interest rate of 8% per annum and is due on April 29, 2016. There was $33,000 and $0 of principal and $456 and $0 of accrued interest due as of December 31, 2015 and 2014.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On October 26, 2012, the Company received a loan totaling $30,000 from an unrelated party. The note bears interest at 10% per annum and had an original maturity date of April 26, 2013; however, the Company is in negotiations to extend the maturity date. There was $30,000 in principal plus accrued interest of $9,542 and $6,542 at December 31, 2015 and 2014. The principal and accrued interest may be converted at the option of the holder to common stock at $0.30.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 8 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On January 30, 2014, the Company entered into a note with an unrelated party to borrow up to $300,000 which would carry $35,000 as an original issue discount bringing the total note to $335,000 if fully borrowed. Upon closing the agreement, the Company received a loan totaling $50,000 which carried a prorated original issue discount of $5,833 bringing the total note to $55,833. An additional $55,000 was borrowed during the year ended December 31, 2014 which carried a prorated original issue discount of $17,137. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to the lesser of $0.65 or 60% of the lowest trade price in the twenty five (25) trading days prior to conversion and become convertible 180 days after the effective date which is July 29, 2014. The note requires a minimum of two million five hundred thousand (2,500,0000) to be held in reserve in the instance of conversion. The note carried interest at 12% per annum and is due on January 30, 2016. During the year ended December 31, 2014, the Company accepted six separate partial conversions from the note holder resulting in 2,500,000 shares of common stock being issued in exchange for $66,462 of principal and made cash repayments of $27,917. There was no interest or principal due as of December 31, 2015 or 2014.

On September 3, 2014, the Company received a loan totaling $100,000 from an unrelated party. The note carried fixed interest of $10,000 and was due on September 11, 2014. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 35% discount from the lowest daily volume weighted average price in the five days prior to conversion, but not less than $0.00004. The note holder did not elect to convert any portion of the note and the principal plus fixed interest totaling $110,000 was repaid on September 11, 2014. There was no interest or principal due as of December 31, 2015 or 2014.

On February 27, 2014, the Company received a loan totaling $339,026 from an unrelated party. The note bears interest at 10% per annum and matured on February 27, 2015. Of the $339,026 total note, $212,526 was paid to former note holders on our behalf and $1,500 was withheld as debt issue costs resulting in net cash proceeds to the company of $125,000. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 35% discount from the lowest daily volume weighted average price in the five days prior to conversion, but not less than $0.00004. On various dates during the year ended December 31, 2014, the Company accepted twenty separate partial conversions of the note resulting in a total of 4,063,247 shares of common stock being issued in exchange for $242,526 of principal. On various dates during the year ended December 31, 2015, the Company accepted eighteen separate partial conversions of the note resulting in 74,600,243 shares of common stock being issued in exchange for $96,500 of principal. Additionally, the Company accepted a single conversion of accrued interest during the year ended December 31, 2014 resulting in 408,727 shares being issued in exchange for $8,369 of accrued interest. There was $0 and $96,500 in principal plus $14,037 and $10,165 in accrued interest due at December 31, 2015 and 2014.

On June 11, 2015, the Company received a loan totaling $59,800 from an unrelated party. The note bears interest at 10% per annum and matures on June 11, 2016. Of the $59,800 total note, $5,000 was paid to service providers on our behalf, $7,800 was an original issue discount and $2,000 was withheld as debt issue costs resulting in net cash proceeds to the company of $45,000. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 50% discount from the lowest trading price during the five days prior to conversion. There was $59,800 and $0 in principal plus $3,325 and $0 in accrued interest due at December 31, 2015 and 2014.

On November 13, 2014, the Company received a loan totaling $104,000 from an unrelated party. The note carries interest at 8% per annum and is due on August 17, 2015 with a default interest rate of 22% should the note not be repaid by the maturity date. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date, or May 12, 2015, at a 52% discount from the average of the lowest three trading prices of the Company’s common stock during the preceding ten trading days. The Company incurred a default penalty of $52,000 which was added to the principal balance of the note on August 17, 2015. During the year ended December 31, 2015, the Company accepted twenty five separate conversions resulting in a total of 229,814,736 common shares being issued in exchange for $104,000 of principal and two separate conversion resulting in a total of 29,714,286 common shares being issued in exchange for $4,160 of accrued interest. There was $0 and $104,000 of principal and $2,032 and $1,094 of accrued interest payable at December 31, 2015 and 2014.

On December 16, 2014, the Company received a loan totaling $54,000 from an unrelated party. The note carries interest at 8% per annum and is due on September 18, 2015 with a default interest rate of 22% should the note not be repaid by the maturity date. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note, or June 15, 2015, date at a 52% discount from the average of the lowest three trading prices of the Company’s common stock during the preceding ten trading days. The Company incurred a default penalty of $27,000 which was added to the principal balance of the note on September 18, 2015. During the year ended December 31, 2015, the Company accepted three separate conversion notices resulting in 41,153,361 common shares being issued in exchange for $6,140 of principal. On October 7, 2015, an existing noteholder purchased the remaining principal and all accrued interest outstanding as of that date. There was $0 and $54,000 of principal and $0 and $178 of accrued interest payable at December 31, 2015 and 2014.

On December 12, 2014, the Company received a loan totaling $50,000 from an unrelated party. The note carries interest at 10% per annum and is due on December 12, 2015. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date, or June 10, 2015, at a 40% discount from the lowest closing bid price for the Company’s common stock for the fifteen prior trading days. During the year ended December 31, 2015, the Company incurred a default penalty equal to 10% of the principal amount of the note, or $5,000, which was added to the existing principal outstanding. During the year ended December 31, 2015, the original noteholder sold the outstanding principal and accrued interest to a separate noteholder leaving the original terms of the note unchanged. There was $55,000 and $50,000 of principal and $5,687 and $260 of accrued interest payable at December 31, 2015 and 2014.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 8 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On June 26, 2015, the Company received a loan totaling $55,000 from an unrelated party. The note bears interest at 10% per annum and is due March 24, 2016. Of the $55,000 total note, $5,000 was an original issue discount resulting in net cash proceeds to the company of $50,000. Additionally, the note may be converted to common stock at the option of the holder at a rate equal to a 45% discount from the lowest trading price during the twenty days prior to conversion but not less than $0.00005. During the year ended December 31, 2015, the Company accepted seven separate conversion notices resulting in 57,406,767 common shares being issued in exchange for a reduction of principal totaling $55,000. There was $0 in principal plus $2,137 and $0 in accrued interest due at December 31, 2015 and 2014.

On May 14, 2015, the Company received a loan totaling $4,812 from an unrelated party. The note carries interest at 12% per annum and is due on February 18, 2016. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date at a 55% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty prior trading days. On October 7, 2015, an existing noteholder purchased the outstanding principal and unpaid interest as of that date resulting in prepayment penalties totaling $2,406. There was $0 of principal and $0 of accrued interest payable at December 31, 2015 and 2014.

On May 29, 2015, the Company received a loan totaling $5,500 from an unrelated party. The note carries interest at 12% per annum and is due on February 21, 2016. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date at a 55% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty prior trading days. On October 7, 2015, an existing noteholder purchased the outstanding principal and unpaid interest as of that date resulting in prepayment penalties totaling $2,750. There was $0 of principal and $0 of accrued interest payable at December 31, 2015 and 2014.

On July 8, 2015, the Company received a loan totaling $27,466 from an unrelated party. The note carries interest at 10% per annum and is due on July 7, 2016. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date, or June 10, 2015, at a 40% discount from the lowest closing bid price for the Company’s common stock for the fifteen prior trading days. During the year ended December 31, 2015, the original noteholder sold the outstanding principal and accrued interest to a separate noteholder leaving the original terms of the note unchanged. There was $27,466 and $0 of principal and $1,324 and $0 of accrued interest payable at December 31, 2015 and 2014.

On July 23, 2015, the Company received a loan totaling $43,000 from an unrelated party. The note carries interest at 12% per annum and is due on May 3, 2016. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 180 days from the note date at a 52% discount from the average of the three lowest trading prices for the Company’s common stock for the ten prior trading days. On October 7, 2015, an existing noteholder purchased the outstanding principal and unpaid interest as of that date resulting in prepayment penalties totaling $21,500. There was $0 of principal and $0 of accrued interest payable at December 31, 2015 and 2014.

On August 20, 2015, the Company received a loan totaling $60,000 from an unrelated party of which $5,000 was considered an original issue discount and $5,000 was paid to third parties on the Company’s behalf resulting in net cash proceeds of $50,000. The note carries interest at 12% per annum and is due on May 19, 2016. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 90 days from the note date at a 50% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty prior trading days. There was $60,000 and $0 of principal and $2,624 and $0 of accrued interest payable at December 31, 2015 and 2014.

On September 30, 2015, the Company received a loan totaling $47,000 from an unrelated party of which $4,000 was considered an original issue discount and $3,000 was paid to third parties on the Company’s behalf resulting in net cash proceeds of $40,000. The note carries interest at 12% per annum and is due on September 30, 2016. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 90 days from the note date at a 50% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty prior trading days. There was $47,000 and $0 of principal and $1,422 and 0 of accrued interest payable at December 31, 2015 and 2014.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 8 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On August 19, 2015, the Company received a loan totaling $50,800 from an unrelated party which was paid directly to an existing noteholder to retire the prior note in full. The note carries interest at 12% per annum and 22% per annum in the event of default and was due on August 19, 2015 which resulted in the note being in default immediately. The holder has the right to convert the principal and accrued but unpaid interest to common stock at any time after 90 days from the note date at a 50% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty prior trading days. During the year ended December 31, 2015, the Company accepted nine partial conversions resulting in 188,595,810 common shares being issued in exchange for $29,617 of principal. There was $21,183 and $0 of principal and $2,213 and $0 of accrued interest payable at December 31, 2015 and 2014.

On August 11, 2015, the Company received a loan totaling $60,800 from an unrelated party of which $50,800 was paid directly to an existing noteholder to retire the prior note in full and $10,000 was considered an original issue discount. The note carries interest at 15% per annum and 22% per annum in the event of default and was due on September 11, 2015. The holder has the right to convert the principal and accrued but unpaid interest to common stock at a 60% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty five prior trading days. During the year ended December 31, 2015, the Company accepted six partial conversions resulting in 619,892,000 common shares being issued in exchange for $27,649 of principal. On October 28, 2015, the noteholder assigned a total of $16,500 of principal to two separate parties. There was $16,651 and $0 of principal and $1,828 and $0 of accrued interest payable at December 31, 2015 and 2014.

On August 18, 2015, the Company received a loan totaling $57,500 from an unrelated party of which $7,500 was paid directly to third parties on the Company’s behalf resulting in net cash proceeds of $50,000. The note carries interest at 15% per annum and is due on February 17, 2016. The holder has the right to convert the principal and accrued but unpaid interest to common stock at a 60% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty five prior trading days. On October 12, 2015, the noteholder assigned a total of $57,500 of principal plus $1,441 of accrued interest to an existing noteholder. There was $0 of principal and $0 of accrued interest payable at December 31, 2015 and 2014.

During the year ended December 31, 2015, the Company entered into six separate notes payable totaling $255,633 with an existing noteholder. Of the $97,450 total, $227,633 was paid to a prior noteholders on the Company’s behalf and $2,925 was considered an original issue discount resulting in net cash proceeds to the Company of $25,075. The unpaid principal and interest may be converted to common stock at the option of the noteholder at a rate equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days immediately preceding the conversion date. During the year ended December 31, 2015, the Company issued a total of 708,610,688 common shares in exchange for $70,386. There was $185,248 and $0 of principal and $4,838 and $0 of accrued interest due as of December 31, 2015 and 2014.

On October 12, 2015, the Company entered into a note payable totaling $58,941 which was paid to an existing noteholder on behalf of the Company. The note carries interest at 22% per annum and was due on October 12, 2015. The outstanding principal and interest may be converted to common stock at the option of the noteholder at a rate equal to a 50% discount from the lowest price of the Company’s common stock in the twenty trading days immediately preceding the conversion. There was $58,941 and $0 of principal plus accrued interest of $2,842 and $0 outstanding as of December 31, 2015 and 2014.

On November 5, 2015, the Company entered into a note payable totaling $36,000 of which $6,000 was an original issue discount resulting in cash proceeds to the Company of $30,000. The note carries interest at 12% per annum and is due on August 30, 2016. The outstanding principal and interest may be converted to common stock at the option of the noteholder at a rate equal to a 50% discount from the lowest price of the Company’s common stock in the twenty trading days immediately preceding the conversion. There was $36,000 and $0 of principal plus accrued interest of $663 and $0 outstanding as of December 31, 2015 and 2014.

On October 28, 2015 the Company entered into a note payable for $15,000 which was paid to an existing noteholder on behalf of the Company. The note was due immediately on October 28, 2015 and carries an interest rate of 22% per annum. The holder has the right to convert the principal and accrued but unpaid interest to common stock at a 60% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty five prior trading days. During the year ended December 31, 2015, the Company issued a total of 119,009,000 shares of common stock as the conversion of $5,950 of principal. There was $9,050 and $0 of principal and $374 and $0 of accrued interest due as of December 31, 2015 and 2014.

On October 5, 2015 the Company entered into a note payable for $1,500 which was paid to an existing noteholder on behalf of the Company. The note was due immediately on October 5, 2015 and carries an interest rate of 0% per annum. The holder has the right to convert the principal and accrued but unpaid interest to common stock at a 60% discount from the average of the three lowest trading prices for the Company’s common stock for the twenty five prior trading days. During the year ended December 31, 2015, the Company issued a total of 150,000,000 shares of common stock as the conversion of $1,500 of principal. There was $0 of principal and $0 of accrued interest due as of December 31, 2015 and 2014.

On September 9, 2015 the Company entered into a note payable for $11,500 of which $10,000 was paid to a third party on behalf of the Company and $1,500 is an original issue discount. The note is due on June 15, 2016 and carries an interest rate of 10% per annum. The holder has the right to convert the principal and accrued but unpaid interest to common stock at a 45% discount from the lowest intraday trading price for the Company’s common stock for the twenty prior trading days. There was $11,500 and $0 of principal due as of December 31, 2015 and 2014.

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2015 and 2014

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

During the year ended December 31, 2015, the Company made repayments on convertible notes payable of $10,000. Additionally, $113,425 of the debt discounts were recognized in interest expense during the year ended December 31, 2015 leaving an unamortized discount of $8,541 at December 31, 2015.

The following table depicts the amounts due for each convertible note as of December 31, 2015:

	Maturity Date	Principal	Debt Discount	Carrying Amount	Accrued Interest
Note holder 1	2/13/2015	$50,000	$-	$50,000	$19,124
Note holder 1	4/8/2016	15,000	(2,342)	12,658	2,232
Note holder 4	3/21/2016	30,000	(3,288)	26,712	5,342
Note holder 7	5/9/2015	50,000	-	50,000	13,233
Note holder 10	11/4/2015	25,000	-	25,000	5,389
Note holder 11	7/15/2015	50,000	-	50,000	12,315
Note holder 12	9/3/2015	25,000	-	25,000	5,814
Note holder 12	10/31/2015	25,000	-	25,000	5,417
Note holder 13	10/21/2015	20,000	-	20,000	4,389
Note holder 16	12/30/2015	45,000	-	45,000	9,012
Note holder 17	3/26/2016	25,000	(2,911)	22,089	4,417
Note holder 19	4/26/2013	30,000	-	30,000	9,542
Note holder 20	2/27/2015	-	-	-	14,037
Note holder 20	6/11/2016	59,800	(26,552)	33,248	3,325
Note holder 21	8/17/2015	-	-	-	2,032
Note holder 21	9/18/2015	-	-	-	-
Note holder 23	12/12/2015	55,000	-	55,000	5,687
Note holder 23	7/7/2016	27,466	-	27,466	1,324
Note holder 23	3/24/2016	-	-	-	2,137
Note holder 23	3/24/2016	-	-	-	51
Note holder 23	3/24/2016	-	-	-	49
Note holder 23	5/15/2016	21,564	-	21,564	1,643
Note holder 23	6/25/2016	5,500	(2,582)	2,918	148
Note holder 23	7/7/2016	77,947	-	77,947	1,452
Note holder 23	7/7/2016	80,236	(44,151)	36,085	1,495
Note holder 23	6/15/2016	11,500	(3,719)	7,781	-
Note holder 24	2/18/2016	-	-	-	-
Note holder 24	2/21/2016	-	-	-	-
Note holder 24	5/3/2016	-	-	-	-
Note holder 25	5/19/2016	60,000	(45,660)	14,340	2,624
Note holder 25	9/30/2016	47,000	(46,657)	343	1,422
Note holder 25	8/19/2015	21,183	-	21,183	2,213
Note holder 25	10/12/2015	58,941	-	58,941	2,842
Note holder 25	8/30/2016	36,000	-	36,000	663
Note holder 26	9/11/2015	16,651	-	16,651	1,828
Note holder 26	2/17/2016	-	-	-	-
Note holder 27	10/28/2015	9,050	-	9,050	374
Total		$977,838	$(177,862)	$799,976	$141,572

NOTE 9 – RELATED PARTY TRANSACTIONS

We have engaged an entity controlled by the director of the Company to perform consulting services related to the development of new technologies. Payments to this party totaled $6,909 and $2,500 during the year ended December 31, 2015 and 2014, respectively.

During the year ended December 31, 2014, the Company received an interest free $8,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities. There was $8,000 due as of December 31, 2015 and 2014.

During the year ended December 31, 2014, the Company received an interest free $2,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities. There was $2,000 due as of December 31, 2015 and 2014.

During the year ended December 31, 2014, the Company received a $10,000 loan from a related party to fund operations. The loan plus fixed interest of $1,000 was repaid in December 2014.

During the year ended December 31, 2015, the Company received three separate $3,000 loans from a related party to fund operations. Each loan was entered into by the lender paying expenses on behalf of the company. The loans plus fixed interest of $500 were repaid during the year ended December 31, 2015.

During the year ended December 31, 2015, the Company issued a total of 75,000,000 common shares as bonuses to officers at a total value of $481,500. The Company also issued a total of 2,500,000 series A preferred shares as bonuses to officers and directors at a total value of $500.

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

During the year ended December 31, 2015, the Company issued 75,000,000 common shares valued at $481,500 as bonuses to officers, 5,200,000 common shares valued at $22,513 for services provided by consultants; 2,403,780,070 common shares for total note conversions of $448,742 and 1,625,000 common shares valued at $21,415 for default penalties on notes payable.

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

There were 2,552,409,195 shares issued and 2,552,359,195 outstanding as of December 31, 2015.

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

Payroll Tax Liabilities

As of December 31, 2015 and 2014, the Company had accrued $758,773 and $767,109 and in payroll tax liabilities. The payment of these liabilities has not been made due to our limited profitability. Due to the uncertainty regarding our future profitability, it is difficult to predict our ability to pay these liabilities. As a result, a federal tax lien has been levied that will have to be satisfied.

Federal Income Tax Liability

On January 29, 2015, we received a notification from the Internal Revenue Service (the “IRS”) regarding deficiencies in our tax return for the year ended December 31, 2011. The notice was the result of not filing our tax return for the year then ended and included the results of an IRS examination which yielded an income tax amount due of $92,804 plus penalties and interest totaling $34,337 for a total amount due of $127,141. While we believe we will be able to successfully reduce the tax liability and assessed penalties to zero or near zero due to our net loss sustained during the year ended December 31, 2011, the possibility exists we will be unsuccessful and could face an assessment for the full amount of $127,141. Because of the undeterminable nature of our ability to successfully reduce or eliminate the amount due, the Company has accrued $127,141 as of December 31, 2015 for these amounts due.

Office and Warehouse Lease

The Company is required under the terms of the rental lease to make monthly lease payments.

The Company’s property lease is for an initial period of thirteen months from October 2011 and may be extended in two separate thirteen-month increments for up to a total term of 39 months. The lease was not extended beyond the expiration date of January 9, 2016. The minimum future annual rental commitments are as follows:

2016	$-

Total annual lease commitments	$-

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 12 – DERIVATIVE LIABILITY

As of December 31, 2015 the Company had a $1,005,791 derivative liability balance on the balance sheet and recorded a loss from derivative liability fair value adjustment of $522,468 during the year ended December 31, 2015. The derivative liability activity comes from convertible notes payable as follows:

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

The debt discount for the note was amortized over the term of our stock’s opening trading day to the original maturity, or two days. On December 31, 2015, the Company marked-to-market the fair value of the derivative liabilities related to note and determined an aggregate fair value of $0 and recorded a gain of $1,594 from change in fair value of derivatives for the year ended December 31, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 493%, (3) risk-free interest rate of ..01%, (4) expected life of 0.25 of a year, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

As discussed in Note 8 – “Convertible Notes Payable”, on February 27, 2014, the Company issued an aggregate of $339,026 Convertible Promissory Notes to an unrelated party that mature on February 27, 2015. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 35% discount from the lowest daily volume weighted average price in the five days prior to conversion, but not less than $0.00004. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

The debt discount for the notes will be amortized over the term of the note, or one year. During the year ended December 31, 2015, the noteholder converted the outstanding principal of the note in full. On December 31, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $4,106 loss from change in fair value of derivatives for the year ended December 31, 2015.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 12 – DERIVATIVE LIABILITY (CONTINUED)

As discussed in Note 8 – “Convertible Notes Payable”, on June 11, 2015, the Company issued an aggregate of $59,800 Convertible Promissory Notes to an unrelated party that mature on June 11, 2016. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest daily volume weighted average price in the five days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

The debt discount for the notes will be amortized over the term of the note, or one year. On December 31, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $102,408 and recorded a $15,966 gain from change in fair value of derivatives for year ended December 31, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 377%, (3) risk-free interest rate of .49%, (4) expected life of 0.45 of a year, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

As discussed in Note 8 – “Convertible Notes Payable”, on November 17, 2014 , the Company issued an aggregate of $104,000 Convertible Promissory Notes to an unrelated party that mature on August 17, 2015. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option after 180 days from issuance, at the conversion rate equal to a 52% discount from the average of the lowest three trading prices in the ten trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability. The derivative was not accounted for until the conversion features were in effect during the year ended December 31, 2015 and as such no derivative liability was recorded during the year ended December 31, 2014.

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

The debt discount for the notes will be amortized over the term of the note, or one year. During the year ended December 31, 2015, the noteholder converted the outstanding principal of the note in full to common shares. On December 31, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $94,164 gain from change in fair value of derivatives for year ended December 31, 2015.

As discussed in Note 8 – “Convertible Notes Payable”, on November 17, 2014 , the Company issued an aggregate of $104,000 Convertible Promissory Notes to an unrelated party that mature on August 17, 2015. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option after 180 days from issuance, at the conversion rate equal to a 52% discount from the average of the lowest three trading prices in the ten trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability. The derivative was not accounted for until the conversion features were in effect during the year ended December 31, 2015 and as such no derivative liability was recorded during the year ended December 31, 2014.

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

The debt discount for the notes will be amortized over the term of the note, or one year. During the year ended December 31, 2015, the note was purchased by a separate noteholder. On December 31, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $133,918 gain from change in fair value of derivatives for the year ended December 31, 2015.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 12 – DERIVATIVE LIABILITY (CONTINUED)

As discussed in Note 8 – “Convertible Notes Payable”, on December 12, 2014 , the Company issued an aggregate of $50,000 Convertible Promissory Notes to an unrelated party that mature on December 12, 2015. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares, at the holder’s option after 180 days from issuance, at the conversion rate equal to a 40% discount from the lowest closing price in the fifteen trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability. The derivative was not accounted for until the conversion features were in effect during the year ended December 31, 2015 and as such no derivative liability was recorded during the year ended December 31, 2014.

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

The debt discount for the notes will be amortized over the term of the note, or one year. On December 31, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $49,398 and recorded a $56,440 gain from change in fair value of derivatives for year ended December 31, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 198%, (3) risk-free interest rate of .49%, (4) expected life of 0.25 of a year, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

As discussed in Note 8 – “Convertible Notes Payable”, on June 26, 2015, the Company issued an aggregate of $55,000 Convertible Promissory Notes to an unrelated party that mature on March 24, 2016. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest closing price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

The debt discount for the notes will be amortized over the term of the note, or one year. During the year ended December 31, 2015, the noteholder converted the full principal balance of the note to common stock of the Company. On December 31, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $24,686 gain from change in fair value of derivatives for the year ended December 31, 2015.

As discussed in Note 8 – “Convertible Notes Payable”, on July 29, 2015, the Company issued an aggregate of $11,000 Convertible Promissory Notes to an unrelated party that mature on March 24, 2016. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest closing price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

The debt discount for the notes was amortized over the term of the note. During the year ended December 31, 2015, the noteholder converted the full principal balance of the note to common stock of the Company. On December 31, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $15,100 gain from change in fair value of derivatives for the year ended December 31, 2015.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 12 – DERIVATIVE LIABILITY (CONTINUED)

As discussed in Note 8 – “Convertible Notes Payable”, on August 6, 2015, the Company issued an aggregate of $11,500 Convertible Promissory Notes to an unrelated party that mature on March 24, 2016. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest closing price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the inception date of the note was $26,121. Of the total, $11,500 was recorded as a debt discount, which is up to but not more than the net proceeds of the notes. $14,621 was charged to operations as non-cash interest expense. The fair value of $26,121 was recorded as a derivative liability on the balance sheet on the inception date.

The debt discount for the notes was amortized over the term of the note. During the year ended December 31, 2015, the noteholder converted the full principal balance of the note to common stock of the Company. On December 31, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $19,939 gain from change in fair value of derivatives for the year ended December 31, 2015.

As discussed in Note 8 – “Convertible Notes Payable”, on August 4, 2015, the Company issued an aggregate of $69,450 Convertible Promissory Notes to an unrelated party that mature on May 15, 2016. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest closing price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the inception date of the note was $130,775. The fair value of $130,775 was recorded as a derivative liability on the balance sheet and the Company recognized an equal amount as a loss on the extinguishment of debt on the inception date.

The debt discount for the notes will be amortized over the term of the note. On December 31, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $31,887 and recorded a $14,721 loss from change in fair value of derivatives for the year ended December 31, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 372%, (3) risk-free interest rate of .16%, (4) expected life of 0.37 of a year, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

As discussed in Note 8 – “Convertible Notes Payable”, on September 24, 2015, the Company issued an aggregate of $5,500 Convertible Promissory Notes to an unrelated party that mature on June 25, 2016. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest closing price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

The debt discount for the notes will be amortized over the term of the note. On December 31, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $8,584 and recorded a $11,006 gain from change in fair value of derivatives for the year ended December 31, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 373%, (3) risk-free interest rate of .49%, (4) expected life of 0.48 of a year, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 12 – DERIVATIVE LIABILITY (CONTINUED)

As discussed in Note 8 – “Convertible Notes Payable”, on August 19, 2015, the Company issued an aggregate of $50,800 Convertible Promissory Notes to an unrelated party that matured on August 19, 2015. The note bears interest at a rate of 22% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the average of the lowest three trading prices in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

The debt discount for the notes will be amortized over the term of the note. On December 31, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $25,127 and recorded a $29,500 loss from change in fair value of derivatives for the year ended December 31, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 198%, (3) risk-free interest rate of .16%, (4) expected life of 0.25 of a year, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

As discussed in Note 8 – “Convertible Notes Payable”, on August 11, 2015, the Company issued an aggregate of $60,800 Convertible Promissory Notes to an unrelated party that matured on September 11, 2015. The note bears interest at a rate of 15% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 60% discount from the average of the lowest three trading prices in the twenty five trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

The debt discount for the notes will be amortized over the term of the note. During the year ended December 31, 2015, the noteholder sold a $16,500 of its interest in the note resulting in a change of derivative fair value of $3,289 which was recorded as a gain on the extinguishment of debt. On December 31, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $149,571 and recorded a $204,722 loss from change in fair value of derivatives for the year ended December 31, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 198%, (3) risk-free interest rate of .16%, (4) expected life of 0.25 of a year, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 12 – DERIVATIVE LIABILITY (CONTINUED)

As discussed in Note 8 – “Convertible Notes Payable”, on August 18, 2015, the Company issued an aggregate of $57,500 Convertible Promissory Notes to an unrelated party that matures on February 17, 2016. The note bears interest at a rate of 15% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 60% discount from the average of the lowest three trading prices in the twenty five trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

The debt discount for the notes will be amortized over the term of the note. During the year ended December 31, 2015, the noteholder sold its interest in the full balance of the note payable resulting in a gain on the extinguishment of debt of $449,034. On December 31, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $407,790 loss from change in fair value of derivatives for the year ended December 31, 2015.

As discussed in Note 8 – “Convertible Notes Payable”, on August 20, 2015, the Company issued an aggregate of $60,000 Convertible Promissory Notes to an unrelated party that matures on May 19, 2016. The note bears interest at a rate of 12% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the average of the lowest three trading prices in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the inception date of the note was $107,382. The fair value of $107,382 was recorded as a derivative liability on the balance sheet with $47,382 being recognized as excess value of derivatives and immediately charged to interest expense.

The debt discount for the notes will be amortized over the term of the note. On December 31, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $99,012 and recorded a $8,370 gain from change in fair value of derivatives for the year ended December 31, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 368%, (3) risk-free interest rate of .49%, (4) expected life of 0.38 of a year, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

As discussed in Note 8 – “Convertible Notes Payable”, on September 30, 2015, the Company issued an aggregate of $47,000 Convertible Promissory Notes to an unrelated party that matures on September 30, 2016. The note bears interest at a rate of 12% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the average of the lowest three trading prices in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 12 – DERIVATIVE LIABILITY (CONTINUED)

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the inception date of the note was $86,920. The fair value of $86,920 was recorded as a derivative liability on the balance sheet with $39,920being recognized as excess value of derivatives and immediately charged to interest expense.

The debt discount for the notes will be amortized over the term of the note. On December 31, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $86,776 and recorded a $144 gain from change in fair value of derivatives for the year ended December 31, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 368%, (3) risk-free interest rate of .65%, (4) expected life of 0.75 of a year, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

As discussed in Note 8 – “Convertible Notes Payable”, on October 7, 2015, the Company issued an aggregate of $80,236 Convertible Promissory Notes to an unrelated party that matures on July 7, 2016. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the inception date of the note was $173,413. The fair value of $173,413 was recorded as a derivative liability on the balance sheet with $93,177 being recognized as excess value of derivatives and immediately charged to interest expense.

The debt discount for the notes will be amortized over the term of the note. On December 31, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $159,135 and recorded a $14,278 gain from change in fair value of derivatives for the year ended December 31, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 386%, (3) risk-free interest rate of .49%, (4) expected life of 0.52 of a year, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

As discussed in Note 8 – “Convertible Notes Payable”, on October 7, 2015, the Company issued an aggregate of $77,947 Convertible Promissory Notes to an unrelated party that matures on July 7, 2016. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the inception date of the note was $137,398. The fair value of $137,398 was recorded as a derivative liability on the balance sheet. No excess derivative was recognized as interest expense as the note was entered into as a reduction to an existing note with identical conversion terms. However, there was a $25,485 loss on the extinguishment of debt recognized due to the exchange.

The debt discount for the notes will be amortized over the term of the note. On December 31, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $124,692 and recorded a $99,207 loss from change in fair value of derivatives for the year ended December 31, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 386%, (3) risk-free interest rate of .65%, (4) expected life of 0.52 of a year, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 12 – DERIVATIVE LIABILITY (CONTINUED)

As discussed in Note 8 – “Convertible Notes Payable”, on October 12, 2015, the Company issued an aggregate of $58,941 Convertible Promissory Notes to an unrelated party that matured on October 12, 2015. The note bears interest at a rate of 22% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the inception date of the note was $98,458. The fair value of $98,458 was recorded as a derivative liability on the balance sheet. No excess derivative was recognized as interest expense as the note was entered into as a reduction to an existing note with identical conversion terms resulting in a derivative exchange between the convertible notes payable.

December 31, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $69,916 and recorded a $69,916 loss from change in fair value of derivatives for the year ended December 31, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 198%, (3) risk-free interest rate of .16%, (4) expected life of 0.25 of a year, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

As discussed in Note 8 – “Convertible Notes Payable”, on October 28, 2015, the Company issued an aggregate of $15,000 Convertible Promissory Notes to an unrelated party that matured on October 28, 2015. The note bears interest at a rate of 22% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the inception date of the note was $139,095. The fair value of $139,095 was recorded as a derivative liability on the balance sheet. No excess derivative was recognized as interest expense as the note was entered into as a reduction to an existing note with identical conversion terms resulting in a derivative exchange between the convertible notes payable.

December 31, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $81,535 and recorded a $86,930 loss from change in fair value of derivatives for the year ended December 31, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 198%, (3) risk-free interest rate of .16%, (4) expected life of 0.25 of a year, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 12 – DERIVATIVE LIABILITY (CONTINUED)

As discussed in Note 8 – “Convertible Notes Payable”, on October 5, 2015, the Company issued an aggregate of $1,500 Convertible Promissory Notes to an unrelated party that matured on October 5, 2015. The note bears interest at a rate of 0% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the inception date of the note was $14,146. The fair value of $14,146 was recorded as a derivative liability on the balance sheet. No excess derivative was recognized as interest expense as the note was entered into as a reduction to an existing note with identical conversion terms resulting in a derivative exchange between the convertible notes payable.

During the year ended December 31, 2015, the noteholder converted the outstanding principal of the note in full resulting in a fair value as of December 31, 2015 of $0.

As discussed in Note 8 – “Convertible Notes Payable”, on September 9, 2015, the Company issued an aggregate of $11,500 Convertible Promissory Notes to an unrelated party that matures on June 15, 2016. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the inception date of the note was $20,023. The fair value of $20,23 was recorded as a derivative liability on the balance sheet with $8,523 being recognized as excess value of derivatives and immediately charged to interest expense.

The debt discount for the notes will be amortized over the term of the note. On December 31, 2015, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $17,750 and recorded a $2,273 gain from change in fair value of derivatives for the year ended December 31, 2015. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 373%, (3) risk-free interest rate of .49%, (4) expected life of 0.46 of a year, and (5) estimated fair value of the Company’s common stock of $0.0001 per share.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 13 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the year month period ended December 31, 2015:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2014	631,905	$0.30
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, December 31, 2015	631,905	$0.30

The following table discloses information regarding outstanding and exercisable options and warrants at December 31, 2015:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.30	631,905	$0.30	1.48	631,905	$0.30
	631,905	$0.30	1.48	631,905	$0.30

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

December 31, 2015
Expected term of options granted	2 - 5 years
Expected volatility range	394 - 408%
Range of risk-free interest rates	1.70 – 1.73%
Expected dividend yield	0%

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 14 – EQUITY LINE OF CREDIT

On August 6, 2015, the Company entered into line of credit whereby it has the right to sell to the investor up to $5,000,000 of common stock over a period of 24 months. The Company may sell up to $100,000 of common stock, but not less than $5,000, at any time at is sole discretion by issuing a put notice to the investor. The sales price of the stock will be equal to a 30% discount from the average of the lowest two closing bid prices in the preceding five trading days. There is a minimum of ten trading days between put notices. The agreement requires the Company to issue 3% of the total credit line, or $150,000, in common stock with an issue price equal to the average of the daily volume weighted average prices of the Company’s common stock during the five business days immediately preceding the due date of the issuance. The Company did not exercise its rights under the agreement during the year ended December 31, 2015.

NOTE 15 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for the year ended December 31, 2014 due to the operating losses experienced from inception to December 31, 2014. We recorded income tax expense of $92,804 for a federal income tax due arising from an examination by the Internal Revenue Service as discussed in Note 11 – Commitments and Contingencies. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35.00%
California state corporation income tax rate	5.75%
Effect on operating losses	(40.75)%

Net deferred tax assets consist of the following:

	2015	2014
Net operating loss carry forward	$2,279,219	$1,687,889
Valuation allowance	(2,279,219)	(1,687,889)
Net deferred tax asset	$—	$—

A reconciliation of income taxes computed at the statutory rate is as follows:

	2015	2014
Computed federal income tax expense at statutory rate of 40.75% and 35%	$(1,491,995)	$(1,248,852)
Stock issued for services	205,578	289,913
Amortization of deferred loan costs	42,127	85,096
Amortization of debt discount	272,552	347,944
Depreciation and amortization	4,067	2,493
Change in derivative liability	212,885	45,139
Stock issued for legal settlement	8,108	123,922
Stock issued for penalties	8,726	32,696
Excess derivative liability charged to interest	236,167	38,224
Gain on extinguishment of debt	(69,362)	-
Non-deductible penalties	13,991	-
Increase in convertible notes outstanding for default penalties	56,279	-
Non-deductible change in paid time off accrual	2,351	-
Change in valuation allowance	591,330	283,425
Income tax expense	$92,804	$-

The net federal operating loss carry forward will expire in 2031. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 16 – SUBSEQUENT EVENTS

On January 20, 2016, the Company issued a total of 103,292,475 common shares as the conversion of $5,165 of principal on an existing convertible note payable.

On January 21, 2016, the Company issued a total of 124,000,000 common shares as the conversion of $660 of principal on an existing convertible note payable.

On October 27, 2016, the Company issued a total of 140,000,000 common shares as the conversion of $770 of principal on an existing convertible note payable.

On February 2, 2017, the Company issued a total of 140,000,000 common shares as the conversion of $7,546 of principal on an existing convertible note payable.

On March 16, 2017, the Company issued a total of 160,000,000 common shares as the conversion of $8,712 of principal on an existing convertible note payable.

On March 20, 2017, the Company issued a total of 160,000,000 common shares as the conversion of $8,712 of principal on an existing convertible note payable.

On January 22, 2016, the Company entered into a note payable for $42,215 of which $5,000 is considered an original issue discount resulting in cash proceeds to the Company of $37,215. The note carries interest at 8% per annum and is due on June 22, 2016.

On March 16, 2016, the Company entered into a note payable for $43,500 of which $13,500 is considered an original issue discount resulting in cash proceeds to the Company of $30,000. The note carries interest at 19% per annum. The Company has the option, but not the obligation, to repay the note within 60 days of issuance at a fixed amount of $39,000.

On November 3, 2016, the Company entered into a convertible note payable for $47,725 or which $7,725 was withheld as debt issue costs resulting in cash proceeds to the Company of $40,000. The note bears interest at 12% per annum and is due on November 3, 2017. The noteholder has the right to convert the outstanding principal and accrued but unpaid interest to shares of common stock at a rate equal to 50% of the average of the lowest three trading prices of the Company’s common stock during the twenty days immediately prior to conversion.

On March 9, 2017, the Company, through a newly created special purpose entity, executed a share purchase agreement to acquire all outstanding ownership interests in Crescent Construction Company, Inc.. a full service general contracting firm for total consideration of $1,800,000. The agreement requires a cash payment of $500,000 at closing plus a note payable for $1,300,000. The note carries interest of 6%, matures on March 31, 2022 and requires equal quarterly payments of $152,693.

As part of the transaction, the Company entered into a revolving credit facility to borrow up to $5,000,000 of which $1,5000,000 as advanced to the company upon closing. Of the $1,500,000 advanced to the Company, $631,855 was paid for the seller and financier’s closing costs resulting in net cash to the Company of $868,145. The credit line carries an interest rate of 12% per annum and requires repayment based on cash collected from clients which are required to be sent to a lockbox maintained by the financier of which the net receipts after required payments to the financier under the credit facility agreement will be provided to the Company.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and Interim CFO have determined and concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2015:

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of December ____, 2016.

Name	Age	Position
David D. Singer	66	President, Chief Technology Officer and Director
Devon Jones	37	Chief Executive Officer and Director
Philip Kirkland	51	Chief Financial Officer, Chief Operating Officer and Director

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

Item 11. Executive Compensation.

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2015 and 2014. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non- Qualified Deferred Compensation Earnings	All Other Compensation		Totals ($)
David D. Singer	2014	$0	$0	$0	$0	$0	$2,500		$2,500
President and Chief Technology Officer	2015	$0	$0	$100	$0	$0	$6,909	(1)	$7,009
Devon Jones	2014	$50,000	$0	$0	$0	$0	$150,000	(2)	$200,000
Chief Executive Officer	2015	$50,000	$0	$165,200	$0	$0	$150,000	(3)	$365,200
Philip Kirkland	2014	$50,000	$0	$0	$0	$0	$150,000	(4)	$200,000
COO and Chief Financial Officer	2015	$50,000	$0	$165,200	$0	$0	$150,000	(5)	$365,200

(1)	This amount is for consulting services that were paid to Mr. Singer’s entity AWS Services, Inc.

(2)	This amount includes the following: (i) $120,000 pursuant to Mr. Jones’ consulting agreement and (ii) $30,000 for his yearly car allowance.

(3)	This amount includes the following: (i) $120,000 pursuant to Mr. Jones’ consulting agreement and (ii) $30,000 for his yearly car allowance. From January 1, 2014 through December 31, 2015, compensation due to Mr. Jones in the amount of $109,270 has accrued, but has not been paid.

(4)	This amount includes the following: (i) $120,000 pursuant to Mr. Kirkland’s consulting agreement and (ii) $30,000 for his yearly car allowance.

(5)	This amount includes the following: (i) $120,000 pursuant to Mr. Kirkland’s consulting agreement and (ii) $30,000 for his yearly car allowance. From January 1, 2014 through December 31, 2015, compensation due to Mr. Kirkland in the amount of $156,636 has accrued, but has not been paid.

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards for the year ended December 31, 2015.

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

From January 1, 2014 through December 31, 2015, compensation due to Mr. Jones in the amount of $109,270 has accrued, but has not been paid.

From January 1, 2014 through December 31, 2015, compensation due to Mr. Kirkland in the amount of $156,636 has accrued, but has not been paid.

We do not have any other employment agreements with our officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 14, 2016, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 14, 2016. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 16, 2016 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 9516 Rossport Way, Ell Grove, CA 95624.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (1)
5% Shareholders
SCS, LLC	34,040,000	(2)	1.2%
LRK Holdings, LLC	34,090,000	(3)	1.2%

Directors and Executive Officers
David D. Singer	774,900		0.1%
Devon Jones	34,040,000		1.2%
Philip Kirkland	34,090,000		1.2%
All directors and officers as a group (3 people)	68,904,900		2.5%

(1)	Based on 2,775,651,670 shares of common stock outstanding as of December ___, 2016.

(2)	The beneficial owner of SCS, LLC is Devon Jones.

(3)	The beneficial owner of LRK Holdings, LLC is Philip Kirkland.

(4)	The beneficial owner of AWS Services, Inc. is David D. Singer.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have engaged an entity controlled by the director of the Company to perform consulting services related to the development of new technologies. Payments to this party totaled $6,909 and $2,500 during the year ended December 31, 2015 and 2014, respectively.

During the year ended December 31, 2014, the Company received an interest free $8,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities. There was $8,000 due as of December 31, 2015 and 2014.

During the year ended December 31, 2014, the Company received an interest free $2,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities. There was $2,000 due as of December 31, 2015 and 2014.

During the year ended December 31, 2014, the Company received a $10,000 loan from a related party to fund operations. The loan plus fixed interest of $1,000 was repaid in December 2014.

During the year ended December 31, 2015, the Company received three separate $3,000 loans from a related party to fund operations. Each loan was entered into by the lender paying expenses on behalf of the company. The loans plus fixed interest of $500 were repaid during the year ended December 31, 2015.

During the year ended December 31, 2015, the Company issued a total of 75,000,000 common shares as bonuses to officers at a total value of $481,500. The Company also issued a total of 2,500,00 series A preferred shares as bonuses to officers and directors at a total value of $500.

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

Item 14. Principal Accounting Fees and Services.

The following presents aggregate fees for professional services rendered by our independent registered public accounting firm, Anton & Chia LLP (for the year ended December 31, 2015) and Sadler Gibb and Associates, LLC, for the audit of our annual consolidated financial statements during the year ended December 31, 2014.

Audit Fees

For the Company’s fiscal years ended December 31, 2015 (Anton & Chia LLP) and 2014, we were billed approximately $60,000  and $47,000 (Sadler Gibb & Associates) for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were $1,500 of total fees for audit related services for the years ended December 31, 2015 and $0 during the year ended December 31, 2014.

Tax Fees

There were no fees billed during each of the years ended December 31, 2015 and 2014 for tax compliance, advice and filings.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2015 and 2014.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or

-	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-22 of this report.

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Date: May 11, 2017	By:	/s/ Devon Jones
Devon Jones
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2017	By:	/s/ Philip Kirkland
Philip Kirkland
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Devon Jones	Chief Executive Officer and Director	May 11, 2017
Devon Jones	(Principal Executive Officer)

/s/ David D. Singer	President and Director	May 11, 2017
David D. Singer

/s/ Philip Kirkland	Chief Financial Officer, Chief Operating Officer and Director	May 11, 2017
Philip Kirkland	(Principal Financial and Accounting Officer)

