Form 10-Q
period 2016-03-31
Intelligent Highway Solutions, Inc.
filed 2017-06-29
CIK 1549719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File Number: 000-55154

INTELLIGENT HIGHWAY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0680119
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9516 Rossport Way

Elk Grove, CA 95624

(Address of principal executive offices (Zip Code)

720) 460-1390

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [X]

Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2017, there is 5,143,545,346 shares of common stock, $0.00001 par value outstanding.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,445	$-
Prepaid expenses	52,195	71,341
Deferred loan costs, current	5,965	15,219
Total current assets	60,605	86,560

Property and equipment, net of accumulated depreciation of $21,209 and $18,713	2,462	4,958

Total assets	$63,067	$91,518

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$-	$2,981
Accounts payable	209,203	176,694
Accrued expenses and other liabilities	1,409,294	1,367,110
Notes payable, current portion, net of discounts of $14,946 and $3,934	213,006	154,066
Convertible notes payable, current portion, net of discounts of $128,487 and $177,863	843,527	799,976
Notes payable, related party, current portion	7,396	7,000
Derivative liability	816,658	1,005,791
Accrued interest	180,986	148,655
Total current liabilities	3,680,070	3,662,273

Stockholders' deficit
Series A convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; 2,500,000 issued and outstanding at March 31, 2016 and December 31,2015	25	25
Common stock, $0.00001 par value; 10,000,000,000 shares authorized; 2,775,701,670 and 2,552,409,195 issued; 2,775,651,671 and 2,552,359,195 outstanding at March 31, 2016 and December 31, 2015	27,757	25,524
Additional paid-in capital	6,997,178	6,974,608
Treasury stock, 50,000 shares at $.084 per share	(4,200)	(4,200)
Accumulated deficit	(10,637,763)	(10,566,712)
Total stockholders' deficit	(3,617,003)	(3,570,755)

Total liabilities and stockholders' deficit	$63,067	$91,518

See accompanying notes to unaudited condensed interim financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Revenue	$-	$183,274
Cost of sales	-	138,971
Gross profit	-	44,303

Operating expenses
Salaries and wages	38,179	39,274
General and administrative	103,463	161,345
Total operating expenses	141,642	200,619

Loss from operations	(141,642)	(156,316)

Other income (expense)
Gain on extinguishment of debt	40	-
Gain (loss) on derivative fair value adjustment	270,252	(137,037)
Penalties and settlements	-	(15,562)
Interest expense	(199,701)	(129,683)
Total other income (expense)	70,591	(282,282)

Loss before income taxes	(71,051)	(438,598)

Income tax expense	-	-

Net loss	$(71,051)	$(438,598)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Basic and diluted weighted average shares outstanding	2,727,711,483	32,501,015

See accompanying notes to unaudited condensed interim financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(71,051)	$(438,598)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	2,553
Common stock issued for penalties	-	13,745
Depreciation	2,496	2,495
(Gain) loss on derivative fair value adjustment	(270,252)	137,037
Amortization of deferred loan costs	9,254	49,508
Amortization of debt discount	121,090	57,941
Amortization of prepaid expenses	19,146	17,371
Expenses paid on behalf of company	-	6,000
Excess derivative liability charged to interest	36,631	-
Changes in operating assets and liabilities
Contracts receivable	-	425
Earnings in excess of billings	-	115,801
Accounts payable	32,509	(60,193)
Accrued interest	32,331	12,581
Accrued expenses and other liabilities	42,184	41,915
Net cash used in operating activities	(45,662)	(41,419)

Cash flows from investing activities	-	-

Cash flows from financing activities
(Repayments on) proceeds from bank overdraft	(2,981)	-
Repayments of convertible notes payable	-	(10,000)
Proceeds from notes payable	53,955	-
Repayments of notes payable	(3,263)	-
Repayment of related party notes payable	-	(6,000)
Net proceeds from related party payables	396	-
Net cash provided by financing activities	48,107	(16,000)

Change in cash and cash equivalents	2,445	(57,419)
Cash at beginning of period	-	95,251
Cash at end of period	$2,445	$37,832

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$9,000
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Common stock issued for note conversion	$5,825	$34,000
Debt discount on convertible notes	$83,122	$-
Initial measurements of derivative liabilities	$100,097	$-

See accompanying notes to unaudited condensed interim financial statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2016

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

NOTE 2 – UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ended March 31, 2016 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed interim financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying unaudited condensed interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The company does not have cash equivalents as of March 31, 2016.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. Balances of each asset class as of March 31, 2016 and December 31, 2015 were:

	March 31, 2016	December 31, 2015
Machinery and equipment	$2,149	$2,149
Furniture and fixtures	6,273	6,273
Vehicles	15,249	15,249
Sub Total	$23,671	$23,671
Accumulated depreciation	(21,209)	(18,713)
Total	$2,462	$4,958

Depreciation expense for the three months ended March 31, 2016 and 2015 was $2,496 and $2,495, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Payroll tax liabilities	761,396	$758,773
Other payroll accruals	62,039	45,851
Federal and state income taxes payable	128,741	128,741
Other	457,118	433,745
Total	$1,409,294	$1,367,110

Other accrued expenses mainly consist of accrued consulting fees due to management and other consulting firms.

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

Cost of sales totaled $0 and $138,971 during the three months ended March 31, 2016 and 2015, respectively.

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

Derivative Liabilities

The Company records a debt discount related to the issuance of convertible debts that have conversion features at adjustable rates. The debt discount for the convertible instruments is recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features. The debt discount will be accreted by recording additional non-cash gains and losses related to the change in fair market values of derivative liabilities over the life of the convertible notes.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the three months ended March 31, 2016 and 2015 potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 12,837,333,612 such potentially dilutive shares excluded for the three months ended March 31, 2016.

Reclassification of Prior Period Presentation

Certain amounts have been reclassified on the December 31, 2015 balance sheet to conform to current period presentation. Specifically, long term prepaid expenses of $34,965 have been reclassified as current prepaid expenses and a $3,000 contra-liability for related party payables has been removed from current notes payable and is included in related party payables. These reclassifications have no impact on net loss.

Recent Accounting Pronouncements

In February 2015, the FASB issued ASC 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis." This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company adopted has this standard and determined it does not have a significant impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” This update eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company has adopted this guidance and the adoption of this guidance did not have an impact on the Company’s results of operations, financial position, or cash flows for the three or six months ended March 31, 2017 or 2016.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the new guidance on January 1, 2017. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital. However, as the Company has a full valuation allowance against its deferred tax asset, a corresponding adjustment was recorded to increase the valuation allowance.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment”. The amendments in this update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. This update is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 31, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing after January 1, 2017. The Company notes that this guidance applies to its reporting requirements and will implement the new guidance accordingly in performing goodwill impairment testing; however, the Company does not believe this update will have a material impact on the consolidated financial statements.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

NOTE 5 – DERIVATIVE LIABILITIES

As discussed in Note 3, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of March 31, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Fair Value at March 31, 2016
Liabilities
Derivative Liability	$-	$816,658	$-	$816,658

	Level 1	Level 2	Level 3	Fair Value at December 31, 2015
Liabilities
Derivative Liability	$-	$1,005,791	$-	$1,005,791

As of March 31, 2016 the Company had a $816,658 derivative liability balance on the balance sheet and recorded a gain from derivative liability fair value adjustment of $270,252 during the three months ended March 31, 2016. The Company assessed its outstanding convertible notes payable as summarized in Note 8 – Convertible Notes Payable and determined certain convertible notes payable with variable conversion features contain embedded derivatives and are therefore accounted for at fair value under ASC 920, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments.

Utilizing Level 2 Inputs, the Company recorded fair market value adjustments related to convertible notes payable for the three months ended March 31, 2016 and 2015 of $270,252 and $137,037, respectively. The fair market value adjustments were calculated utilizing the Black-Sholes method using the following assumptions: risk free rates ranging between 0.18% - 0.59%, dividend yield of 0%, expected lives ranging between .12 and 1 year, and volatility between 125% and 303%.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2015	$1,005,791
Derivative liabilities recorded	100,097
Change due to note conversion	(18,978)
Fair value adjustment	(270,252)
Balance at March 31, 2016	$816,658

NOTE 6 – CONCENTRATIONS OF RISK

Our revenues during the three months ended March 31, 2015 were generated completely from two clients. The loss of either of these clients will have a material adverse impact on our business. There were no revenues earned during the three months ended March 31, 2016.

NOTE 7 – NOTES PAYABLE

The Company has entered into various debt agreements to fund operations. A summary of outstanding non-convertible notes payable is as follows:

	March 31, 2016	December 31, 2015
Note payable to non-related party, unsecured, due on September 1, 2014, interest rate of 0%. Currently in default. Principal due on demand.	$20,000	$20,000
Note payable to non-related party, unsecured, due on December 31, 2014, interest rate of 0%. Currently in default. Principal due on demand.	5,000	5,000
Note payable to non-related party, secured by vehicles owned by the Company, due on October 22, 2016, interest rate of 15%. Principal and accrued interest due on demand.	100,000	100,000
Note payable to non-related party, unsecured, due on April 29, 2016, interest rate of 8%. Principal and accrued interest due on demand.	33,000	33,000
Note payable to non-related party, unsecured, due on June 22, 2016, interest rate of 8%. Principal and accrued interest due on demand.	29,715	-
Sale of future receivable to non-related party, secured by future accounts receivable, due on December 31, 2016. Principal due as future accounts receivable are collected.	40,237	-
Total principal outstanding	227,952	158,000
Less: debt discounts	(14,946)	(3,934)

Total balance	$213,006	$154,066

Required principal payments from March 31, 2016 forward are as follows:

2016	$227,952
2017	-
2018	-
2019	-
2020	-
Total	$227,952

There was $12,074 and $7,083 of accrued interest payable on non-convertible notes payable as of March 31, 2016 and December 31, 2015.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The Company has entered into various convertible debt agreements to fund operations. A summary of outstanding convertible notes payable is as follows:

	March 31, 2016	December 31, 2015
Convertible note payable to non-related party, unsecured, interest of 10%, due on February 13, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	$50,000	$50,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on April 8, 2016. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	15,000	15,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on March 21, 2016. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	30,000	30,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on May 9, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	50,000	50,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on November 4, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on July 15, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	50,000	50,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on September 3, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on October 31, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on October 21, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	20,000	20,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on December 30, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	45,000	45,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on March 26, 2016. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on April 26, 2013. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	30,000	30,000

Convertible note payable to non-related party, interest of 10%, unsecured, due on June 11, 2016. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the five days prior to conversion. The Company may not repay the convertible note in cash.	59,800	59,800
Convertible note payable to non-related party, interest rate of 10%, unsecured, due on December 12, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 40% discount from the lowest closing bid price during the fifteen days prior to conversion. The Company may not repay the convertible note in cash.	55,000	55,000
Convertible note payable to non-related party, interest rate of 10%, unsecured, due on July 7, 2016. May be converted at the option of the holder into common stock at a price equal to a 40% discount from the lowest closing bid price during the fifteen days prior to conversion. The Company may not repay the convertible note in cash.	27,466	27,466
Convertible note payable to non-related party, interest rate of 12%, unsecured, due on May 15, 2016. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	20,904	21,564
Convertible note payable to non-related party, interest rate of 10%, unsecured, due on June 25, 2016. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	5,500	5,500
Convertible note payable to non-related party, interest rate of 8%, unsecured, due on July 7, 2016. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	77,947	77,947
Convertible note payable to non-related party, interest rate of 8%, unsecured, due on July 7, 2016. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	80,236	80,236
Convertible note payable to non-related party, interest rate of 10, unsecured, due on June 15, 2016. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	11,500	11,500
Convertible note payable to non-related party, interest rate of 12%, unsecured, due on May 19, 2016. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the three lowest trading prices during days prior to conversion. The Company may not repay the convertible note in cash.	60,000	60,000
Convertible note payable to non-related party, interest rate of 12%, unsecured, due on September 30, 2016. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the three lowest trading prices during days prior to conversion. The Company may not repay the convertible note in cash.	47,000	47,000

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on August 19, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the three lowest trading prices during days prior to conversion. The Company may not repay the convertible note in cash.	16,018	21,183
Convertible note payable to non-related party, interest rate of 22%, unsecured, due on October 12, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the twenty days prior to conversion. The Company may not repay the convertible note in cash.	58,941	58,941
Convertible note payable to non-related party, interest rate of 12%, unsecured, due on August 30, 2016. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the twenty days prior to conversion. The Company may not repay the convertible note in cash.	36,000	36,000
Convertible note payable to non-related party, interest rate of 15%, default interest rate of 22%, unsecured, due on September 11, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 60% discount from the average of the three lowest trading prices during the twenty five days prior to conversion. The Company may not repay the convertible note in cash.	16,651	16,651
Convertible note payable to non-related party, interest rate of 22%, unsecured, due on October 28, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 60% discount from the average of the three lowest trading prices during the twenty five trading days prior to conversion. The Company may not repay the convertible note in cash.	9,050	9,050
Total principal outstanding	972,014	977,839
Less: debt discounts	(128,487)	(177,863)
Total balance	$843,527	$799,976

Required principal payments from March 31, 2016 forward are as follows:

2016	$972,014
2017	-
2018	-
2019	-
2020	-
Total	$972,014

There was $168,912 and $141,572 of accrued interest payable on convertible notes payable as of March 31, 2016 and December 31, 2015.

The Company has recorded a derivative liability for each convertible note payable with a variable conversion rate. See Note 5 for further discussion.

NOTE 9 – RELATED PARTY TRANSACTIONS

We have engaged an entity controlled by the director of the Company to perform consulting services related to the development of new technologies. Payments to this party totaled $0 and $1,509 during the three months ended March 31, 2016 and 2015, respectively.

During the year ended December 31, 2014, the Company received an interest free $8,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities. There was $5,000 due as of March 31, 2016 and December 31, 2015, respectively.

During the year ended December 31, 2014, the Company received an interest free $2,000 loan from a related party to fund operations. The related party made additional advances of $396 during the three months ended March 31, 2016. The loan is unsecured, due on demand and as such is included in current liabilities. There was $2,396 and $2,000 due as of March 31, 2016 and December 31, 2015, respectively.

NOTE 10 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 10,000,000,000 shares of $0.00001 par value common stock and 50,000,000 shares of $0.0001 par value blank check preferred stock of which 10,000,000 has been designated as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock may be converted to common stock at the option of the holder at the greater of one share of common for each share of Series A Convertible Preferred Stock or the par value of the stock divided by a 10% discount from the volume weighted average price of the common stock of the preceding ten trading days. During the three months ended March 31, 2016, the Company issued a total of 223,292,475 shares of common stock for the conversion of $5,825 of outstanding principal on convertible notes payable. All conversions were performed under the contractual terms of the respective notes payable.

There were 2,775,701,670 and 2,552,409,195 common shares issued and 2,775,651,671 and 2,552,359,195 outstanding at March 31, 2016 and December 31, 2015, respectively.

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

Payroll Tax Liabilities

As of March 31, 2016 and December 31, 2015 the Company had accrued $761,396 and 758,773, in payroll tax liabilities. The payment of these liabilities has not been made due to our limited profitability. Due to the uncertainty regarding our future profitability, it is difficult to predict our ability to pay these liabilities. As a result, a federal tax lien has been levied that will have to be satisfied.

Federal Income Tax Liability

On January 29, 2015, we received a notification from the Internal Revenue Service (the “IRS”) regarding deficiencies in our tax return for the year ended December 31, 2011. The notice was the result of not filing our tax return for the year then ended and included the results of an IRS examination which yielded an income tax amount due of $92,804 plus penalties and interest totaling $34,337 for a total amount due of $127,141. While we believe we will be able to successfully reduce the tax liability and assessed penalties to zero or near zero due to our net loss sustained during the year ended December 31, 2011, the possibility exists we will be unsuccessful and could face an assessment for the full amount of $127,141. There is no accrued liability for this potential payout as of December 31, 2015 or March 31, 2016 given the inestimable nature of the outcome at this point.

NOTE 12 – STOCK OPTIONS

The following table summarizes all stock option activity for the three month period ending March 31, 2016:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2015	631,905	$0.30
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(183,335)	0.30
Outstanding, March 31, 2016	448,570	$0.30

The following table discloses information regarding outstanding and exercisable options at March 31, 2016:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.30	448,570	$0.30	1.74	448,570	$0.30
	448,570	$0.30	1.74	448,570	$0.30

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

March 31, 2016
Expected term of options granted	2 - 5 years
Expected volatility range	394 - 408%
Range of risk-free interest rates	1.70 – 1.73%
Expected dividend yield	0%

NOTE 13 – EQUITY LINE OF CREDIT

On August 6, 2015, the Company entered into line of credit whereby it has the right to sell to the investor up to $5,000,000 of common stock over a period of 24 months. The Company may sell up to $100,000 of common stock, but not less than $5,000, at any time at is sole discretion by issuing a put notice to the investor. The sales price of the stock will be equal to a 30% discount from the average of the lowest two closing bid prices in the preceding five trading days. There is a minimum of ten trading days between put notices. The agreement requires the Company to issue 3% of the total credit line, or $150,000, in common stock with an issue price equal to the average of the daily volume weighted average prices of the Company’s common stock during the five business days immediately preceding the due date of the issuance. The Company did not exercise its rights under the agreement during the period ended March 31, 2016.

NOTE 14 – SUBSEQUENT EVENTS

Common Stock Issuances

On various dates through June 30, 2017, the Company issued a total of 1,791,282,420 common shares for the conversion of a total of $87,289 of outstanding principal on convertible notes payable. All conversions were done under contractual terms within each respective convertible note payable.

On various dates through June 30, 2017, the Company issued a total of 316,611,256 common shares for the conversion of a total of $17,160 of outstanding accrued interest on convertible notes payable. All conversions were done under contractual terms within each respective convertible note payable.

On various dates through June 30, 2017, the Company issued a total of 260,000,000 common shares for services provided by consultants. The shares were valued using the closing price on the dates of issuance which was from $0.0001 to $0.0002 per share resulting in a total value of $42,000.

Convertible Notes Payable

On April 25, 2017, the Company executed a securities purchase agreement with an existing convertible noteholder to enter into an additional $21,230 of convertible notes payable with each carrying a 10% original issue discount resulting in net cash borrowings of $19,300 being available to the Company. The note is carries interest at 12% and each tranche of cash received is due nine months after receipt. The note is convertible into shares of the Company’s common stock at a rate equal to a 42% discount from the lowest intra-day trading price for the Company’s common stock during the twenty days prior to conversion. The Company has received all of the available cash borrowings under the convertible note payable resulting in $21,230 being outstanding as of June 30, 2017.

On May 10, 2017, the Company executed a securities purchase agreement with an existing convertible noteholder to enter into an additional $11,250 of convertible notes payable with and original issue discount totaling $1,500 resulting in net cash borrowings of $9,750 being available to the Company. The note carries interest at 12% and each tranche of cash received is due nine months after receipt. The note is convertible into shares of the Company’s common stock at a rate equal to a 42% discount from the lowest intra-day trading price for the Company’s common stock during the twenty days prior to conversion. The Company has received all of the available cash borrowings under the convertible note payable resulting in $11,250 being outstanding as of June 30, 2017.

Acquisition and Financing

On March 9, 2017, the Company, through a newly created special purpose entity, executed a share purchase agreement to acquire all outstanding ownership interests in Crescent Construction Company, Inc. a full service general contracting firm for total consideration of $1,800,000. The agreement requires a cash payment of $500,000 at closing plus a note payable for $1,300,000. The note carries interest of 6%, matures on March 31, 2022 and requires equal quarterly payments of $152,693.

As part of the transaction, the Company entered into a revolving credit facility to borrow up to $5,000,000 of which $1,500,000 as advanced to the Company upon closing. Of the $1,500,000 advanced to the Company, $631,855 was paid for the seller and financier’s closing costs resulting in net cash to the Company of $868,145. The credit line carries an interest rate of 12% per annum and requires repayment based on cash collected from clients which are required to be sent to a lockbox maintained by the financier of which the net receipts after required payments to the financier under the credit facility agreement will be provided to the Company. The Company also issued a total of 7,500,000 shares of series A convertible preferred stock to the financier as part of the transaction.

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

Overview

Intelligent Highway Solutions, Inc. (the “Company” or “IHS”) was formed in April 22, 2011; IHS is a technology based intelligent highway solutions contractor. The Company’s primarily focus is in the California transportation market providing services that range from providing labor, materials, and related equipment for corrective service and maintenance services for the state’s transportation infrastructure. Additionally, the Company intends to develop transportation technology services that enable vehicles, roads, traffic lights, message signs, and other elements to become “intelligent” by embedding them with microchips and sensors and by empowering them to communicate with each other via wireless technologies. The acceleration of data collection and communication will allow state governments to improve transportation system performance by reducing congestion and increasing both traveler safety and convenience. While the Company develops technologies related to transportation, it will accept general electrical contracting work as a revenue source.

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

Results of Operations

Revenue

We did not generate revenue during the three months ended March 31, 2016. All revenue during the three months ended March 31, 2015 was generated from our agreements in place with Honeywell.

Three months ended March 31, 2016 and 2015

	Three months ended March 31,
	2016	2015	Change
Revenue	$-	$183,274	$(183,274)

Revenues for the three months ended March 31, 2016 were $0 compared to $183,274 during the same period in 2015. The decrease in revenue was the result of the Company not engaging in any new projects during the current period.

Cost of Goods Sold

Cost of revenues include all direct material, sub-contract, labor, and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits.

Three months ended March 31, 2016

	Three months ended March 31,
	2016	2015	Change
Labor	$-	$108,687	$(108,687)
Fuel	-	2,018	(2,018)
Vehicle Lease	-	8,409	(8,409)
Other	-	19,857	(19,857)
Total	$-	$138,971	$(138,971)

Cost of goods sold for the three months ended March 31, 2016 were $0 compared to $138,971 during the same period in 2015. The decrease was the result of the Company not engaging in any new projects during the current period.

Operating Expenses

Three months ended March 31,2016 and 2015

	Three months ended March 31,
	2016	2015	Change
Salaries and wages	$38,179	$39,274	$(1,095)
Professional services	96,947	129,667	(32,720)
Other	6,516	31,678	(25,162)
Total	$141,642	$200,619	$(58,977)

Operating expenses for the three months ended March 31, 2016 were $141,642 compared to $200,619 for the three months ended March 31, 2015. The decrease of $58,977 or 29% is the result of the Company’s limited operations during the three month ended March 31, 2016 when compared to the same period in the prior year. Salaries and wages consist of management compensation during each period presented which is relatively unchanged due to the renewal of existing employment agreements in 2016 under the substantially the same terms as agreements in place for 2015. Professional fees only slightly decreased in 2016 compared to 2015 due to consulting agreements in place with management that were renewed for 2016 under substantially the same terms as the agreements that were in place for 2015. The decrease in other operating expenses is the result of the Company not renewing its building lease in January 2016 and not incurring rent and utility costs in 2016 that were present in 2015.

Other Income and Expenses

Three months ended March 31, 2016 and 2015

	Three months ended March 31,
	2016	2015	Change
Interest expense, net	$(199,701)	$(129,683)	$(70,018)
Gain on extinguishment of debt	40	-	40
Loss on settlement	-	-	-
Penalties	-	(15,562)	15,562
Gain (loss) on derivative fair value adjustment	270,252	(137,037)	407,289
Total	$70,591	$(282,282)	$352,873

Other income and expense during the three months ended March 31, 2016 was a net gain of $70,591 compared to a net expense of $282,282 during the three months ended March 31, 2015. The decrease in net expense of $352,873 or 125% was the result of increased interest expense from the recognition of debt discounts on convertible notes offset by gains on the change in the fair market value of outstanding derivatives.

Net Loss

Three months ended March 31, 2016 and 2015

	Three months ended March 31,
	2016	2015	Change
Net loss	$(71,051)	$(438,598)	$367,547
As a percentage of revenue	-	-239%

Net loss for the three months ended March 31, 2016 was $71,051 compared to $438,598 for the three months ended March 31, 2015. The decrease in net loss during the three months ended March 31, 2016 is attributable to the decreased business operations in the current period when compared to the same period in the prior year.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $2,445, total current assets of $60,605 and total current liabilities of $3,680,070 creating a working capital deficit of $3,619,465. Current assets consisted of $2,445 in cash, $52,195 of prepaid expenses and current deferred loan costs of $5,965. Current liabilities consisted of accounts payable $209,203, current notes payable net of discounts of $213,006, current convertible notes payable net of discounts of $843,527, a derivative liability of $816,658, accrued interest of $180,986, related party notes payable of $7,396 and accrued expenses and other liabilities of $1,409,294.

As of December 31, 2015, we had no cash, total current assets of $86,560 and total current liabilities of $3,662,273 creating a working capital deficit of $3,575,713. Current assets consisted of $71,341 of prepaid expenses and current deferred loan costs of $15,219. Current liabilities consisted of a bank overdraft of $2,981, accounts payable $176,694, current notes payable net of discounts of $154,066, current convertible notes payable net of discounts of $799,976, a derivative liability of $1,005,791, accrued interest of $148,655, related party notes payable of $7,00 and accrued expenses and other liabilities of $1,367,110.

We expect our cash needs to fund operations during the twelve months to be approximately $100,000. The Company will need additional financing to continue operations in 2017 and beyond which management anticipates will be generated from short term related party loans, convertible notes with non-related parties and non-convertible notes with non-related parties.

Cash Flows from Operating Activities

Cash flows used in operating activities during the three months ended March 31, 2016 was $45,662 which consisted of a net loss of $71,051, non-cash expenses and gains of $81,635, mainly due to a gain on the fair market value of derivative liabilities of $270,252 offset by the amortization of debt discounts of $121,090, and negative changes in working capital of $107,024. Net cash used in operating activities during the same period in 2015 was $41,419 which consisted of a net loss of $438,598, non-cash expenses and gains of $286,650 and negative changes in working capital of $110,529.

Cash Flows from Investing Activities

During the three months ended March 31, 2016 and 2015, we used $-0- of cash in investing activities.

Cash Flows from Financing Activities

Cash provided by financing activities during the three months ended March 31, 2016 was $48,107 which consisted of proceeds from notes payable of $53,955, repayments of notes payable of $3,263, repayments of bank overdrafts of $2,981 and proceeds from related party notes payable of $396. Cash used in financing activities during the same period in 2015 was $16,000 and consisted of repayments of convertible notes payable of $10,000 and repayments of related party payables of $6,000.

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

Management plans to continue to fund operations via short term related party loans and additional convertible as well as non-convertible debt from non-related parties.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

Critical Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2016 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on May 12, 2017.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and Interim CFO have determined and concluded that, as of March 31, 2016, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31 ,2016:

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

During the three months ended March 31, 2016, the Company issued a total of 223,292,475 shares of common stock for the conversion of $5,825 of outstanding principal on convertible notes payable.

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Date: June 29, 2017	By:	/s/ Devon Jones
Devon Jones
Chief Executive Officer
(Principal Executive Officer)

Date: June 29, 2017	By:	/s/ Philip Kirkland
Philip Kirkland
Chief Financial Officer
(Principal Financial and Accounting Officer)

