Form 10-Q
period 2016-06-30
Intelligent Highway Solutions, Inc.
filed 2017-06-29
CIK 1549719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of June 30, 2017, there is 5,143,545,34 6shares of common stock, $0.00001 par value outstanding.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$198	$-
Prepaid expenses	34,923	71,341
Deferred loan costs, current	1,627	15,219
Total current assets	36,748	86,560

Property and equipment, net of accumulated depreciation of $9,756 and $18,713	1,237	4,958

Total assets	$37,985	$91,518

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$-	$2,981
Accounts payable	214,648	176,694
Accrued expenses and other liabilities	1,500,852	1,367,110
Notes payable, current portion, net of discounts of $6,837 and $3,934	215,482	154,066
Convertible notes payable, current portion, net of discounts of $31,930 and $177,863	940,084	799,976
Notes payable, related party, current portion	7,396	7,000
Derivative liability	868,635	1,005,791
Accrued interest	212,961	148,655
Total current liabilities	3,960,058	3,662,273

Stockholders’ deficit
Series A convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; 2,500,000 issued and outstanding at June 30, 2016 and December 31, 2015	25	25
Common stock, $0.00001 par value; 10,000,000,000 shares authorized; 2,775,701,670 and 2,552,409,195 issued; 2,775,651,671 and 2,552,359,195 outstanding at June 30, 2016 and December 31, 2015	27,757	25,524
Additional paid-in capital	6,997,178	6,974,608
Treasury stock, 50,000 shares at $.084 per share	(4,200)	(4,200)
Accumulated deficit	(10,942,833)	(10,566,712)
Total stockholders’ deficit	(3,922,073)	(3,570,755)

Total liabilities and stockholders’ deficit	$37,985	$91,518

See accompanying notes to unaudited condensed interim financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$-	$8,612	$-	$191,886
Cost of sales	-	10,033	-	149,004
Gross profit	-	(1,421)	-	42,882

Operating expenses
Salaries and wages	41,442	43,095	79,621	82,369
General and administrative	86,524	476,857	189,987	638,202
Total operating expenses	127,966	519,952	269,608	720,571

Loss from operations	(127,966)	(521,373)	(269,608)	(677,689)

Other income (expense)
Gain on extinguishment of debt	2,102	1,666	2,142	1,666
Gain on sale of fixed assets	13,750	-	13,750	-
Gain (loss) on derivative fair value adjustment	(51,977)	(351,073)	218,275	(488,110)
Penalties and settlements	-	(6,865)	-	(22,427)
Interest expense	(140,979)	(461,313)	(340,680)	(590,996)
Total other expense	(177,104)	(817,585)	(106,513)	(1,099,867)

Loss before income taxes	(305,070)	(1,338,958)	(376,121)	(1,777,556)

Income tax expense	-		-	-

Net loss	$(305,070)	$(1,338,958)	$(376,121)	$(1,777,556)

Basic and diluted loss per common share	$(0.00)	$(0.03)	$(0.00)	$(0.05)

Basic and diluted weighted average shares outstanding	2,775,651,670	45,206,521	2,751,681,576	38,888,866

See accompanying notes to unaudited condensed interim financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(376,121)	$(1,777,556)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	154,853
Common stock issued for penalties	-	20,610
Depreciation	3,721	4,990
(Gain) loss on derivative fair value adjustment	(218,275)	488,110
Amortization of deferred loan costs	13,592	78,230
Amortization of debt discount	214,623	188,105
Amortization of prepaid expenses	36,418	36,518
Expenses paid on behalf of company	-	48,312
Excess derivative liability charged to interest	36,631	275,871
Changes in operating assets and liabilities
Contracts receivable	-	139,908
Earnings in excess of billings	-	107,190
Accounts payable	37,954	(17,862)
Accrued interest	64,306	35,079
Accrued expenses and other liabilities	133,742	101,792
Net cash used in operating activities	(53,409)	(115,850)

Cash flows from investing activities	-	-

Cash flows from financing activities
(Repayments on) proceeds from bank overdraft	(2,981)	-
Repayments of convertible notes payable	-	(10,000)
Proceeds from notes payable	59,455	45,000
Repayments of notes payable	(3,263)	-
Repayment of related party notes payable	-	(6,000)
Net proceeds from related party payables	396	-
Net cash provided by financing activities	53,607	29,000

Change in cash and cash equivalents	198	(86,850)
Cash at beginning of period	-	95,251
Cash at end of period	$198	$8,401

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$9,000
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Common stock issued for note conversion	$5,825	$54,208
Debt discount on convertible notes	$83,122	$332,800
Initial measurements of derivative liabilities	$100,097	$598,671

See accompanying notes to unaudited condensed interim financial statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2016

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

NOTE 2 – UNADUITED CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ended June 30, 2016 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

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

Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The company does not have cash equivalents as of June 30, 2016.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. Balances of each asset class as of June 30, 2016 and December 31, 2015 were:

	June 30, 2016	December 31, 2015
Machinery and equipment	$2,149	$2,149
Furniture and fixtures	6,273	6,273
Vehicles	2,571	15,249
Sub Total	$10,993	$23,671
Accumulated depreciation	(9,756)	(18,713)
Total	$1,237	$4,958

Depreciation expense for the six months ended June 30, 2016 and 2015 was $3,271 and $4,990, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Payroll tax liabilities	761,396	$758,773
Other payroll accruals	100,654	45,851
Federal and state income taxes payable	128,741	128,741
Other	509,971	433,745
Total	$1,500,852	$1,367,110

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

Cost of sales totaled $0 and $10,033 and $0 and $149,004 during the three and six months ended June 30, 2016 and 2015, respectively.

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

Derivative Liabilities

The Company records a debt discount related to the issuance of convertible debts that have conversion features at adjustable rates. The debt discount for the convertible instruments is recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features. The debt discount will be accreted by recording additional non-cash gains and losses related to the change in fair market values of derivative liabilities over the life of the convertible notes

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the three and six months ended June 30, 2016 and 2015 potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 12,930,676,025 such potentially dilutive shares excluded for the three and six months ended June 30, 2016.

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

Recent Accounting Pronouncements

In February 2015, the FASB issued ASC 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company adopted has this standard and determined it does not have a significant impact on its consolidated financial statements.

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

NOTE 5 – DERIVATIVE LIABILITIES

As discussed in Note 3, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of June 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Fair Value at June 30, 2016
Liabilities
Derivative Liability	$-	$868,635	$-	$868,635

	Level 1	Level 2	Level 3	Fair Value at December 31, 2015
Liabilities
Derivative Liability	$-	$1,005,791	$-	$1,005,791

As of June 30, 2016 the Company had a $868,635 derivative liability balance on the balance sheet and recorded a gain from derivative liability fair value adjustment of $218,275 during the six months ended June 30, 2016 and a loss from derivative liability fair value adjustment of $51,977 during the three months ended June 30, 2016. The Company assessed its outstanding convertible notes payable as summarized in Note 8 – Convertible Notes Payable and determined certain convertible notes payable with variable conversion features contain embedded derivatives and are therefore accounted for at fair value under ASC 920, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments.

Utilizing Level 2 Inputs, the Company recorded fair market value adjustments related to convertible notes payable for the six months ended June 30, 2016 and 2015 of $218,275 and $488,110, respectively. The fair market value adjustments were calculated utilizing the Black-Sholes method using the following assumptions: risk free rates ranging between 0.20% - 0.45%, dividend yield of 0%, expected lives ranging between .02 and 1 year, and volatility between 105% and 243%.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2015	$1,005,791
Derivative liabilities recorded	100,097
Change due to note conversion	(18,978)
Fair value adjustment	(218,275)
Balance at June 30, 2016	$868,635

NOTE 6 – CONCENTRATIONS OF RISK

Our revenues during the three and six months ended June 30, 2015 were generated completely from two clients. The loss of either of these clients will have a material adverse impact on our business. There were no revenues earned during the three or six months ended June 30, 2016.

NOTE 7 – NOTES PAYABLE

The Company has entered into various debt agreements to fund operations. A summary of outstanding non-convertible notes payable is as follows:

	June 30, 2016	December 31, 2015
Note payable to non-related party, unsecured, due on September 1, 2014, interest rate of 0%. Currently in default. Principal due on demand.	$20,000	$20,000
Note payable to non-related party, unsecured, due on December 31, 2014, interest rate of 0%. Currently in default. Principal due on demand.	5,000	5,000
Note payable to non-related party, secured by vehicles owned by the Company, due on October 22, 2016, interest rate of 15%. Principal and accrued interest due on demand.	100,000	100,000
Note payable to non-related party, unsecured, due on April 29, 2016, interest rate of 8%. Currently in default. Principal and accrued interest due on demand.	33,000	33,000
Note payable to non-related party, unsecured, due on June 22, 2016, interest rate of 8%. Currently in default. Principal and accrued interest due on demand.	35,215	-
Sale of future receivable to non-related party, secured by future accounts receivable, due on December 31, 2016. Principal due as future accounts receivable are collected.	29,104	-
Total principal outstanding	222,319	158,000
Less: debt discounts	(6,837)	(3,934)
Total balance	$215,482	$154,066

Required principal payments from June 30, 2016 forward are as follows:

2016	$222,319
2017	-
2018	-
2019	-
2020	-
Total	$222,319

There was $17,065 and $7,083 of accrued interest payable on non-convertible notes payable as of June 30, 2016 and December 31, 2015.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The Company has entered into various convertible debt agreements to fund operations. A summary of outstanding convertible notes payable is as follows:

	June 30, 2016	December 31, 2015
Convertible note payable to non-related party, unsecured, interest of 10%, due on February 13, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	$50,000	$50,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on April 8, 2016. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	15,000	15,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on March 21, 2016. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	30,000	30,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on May 9, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	50,000	50,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on November 4, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on July 15, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	50,000	50,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on September 3, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on October 31, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on October 21, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	20,000	20,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on December 30, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	45,000	45,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on March 26, 2016. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on April 26, 2013. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	30,000	30,000
Convertible note payable to non-related party, interest of 10%, unsecured, due on June 11, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the five days prior to conversion. The Company may not repay the convertible note in cash.	59,800	59,800

Convertible note payable to non-related party, interest rate of 10%, unsecured, due on December 12, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 40% discount from the lowest closing bid price during the fifteen days prior to conversion. The Company may not repay the convertible note in cash.	55,000	55,000
Convertible note payable to non-related party, interest rate of 10%, unsecured, due on July 7, 2016. May be converted at the option of the holder into common stock at a price equal to a 40% discount from the lowest closing bid price during the fifteen days prior to conversion. The Company may not repay the convertible note in cash.	27,466	27,466
Convertible note payable to non-related party, interest rate of 12%, unsecured, due on May 15, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	20,904	21,564
Convertible note payable to non-related party, interest rate of 10%, unsecured, due on June 25, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	5,500	5,500
Convertible note payable to non-related party, interest rate of 8%, unsecured, due on July 7, 2016. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	77,947	77,947
Convertible note payable to non-related party, interest rate of 8%, unsecured, due on July 7, 2016. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	80,236	80,236
Convertible note payable to non-related party, interest rate of 10, unsecured, due on June 15, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	11,500	11,500
Convertible note payable to non-related party, interest rate of 12%, unsecured, due on May 19, 2016. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the three lowest trading prices during days prior to conversion. The Company may not repay the convertible note in cash.	60,000	60,000
Convertible note payable to non-related party, interest rate of 12%, unsecured, due on September 30, 2016. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the three lowest trading prices during days prior to conversion. The Company may not repay the convertible note in cash.	47,000	47,000
Convertible note payable to non-related party, interest rate of 12%, unsecured, due on August 19, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the three lowest trading prices during days prior to conversion. The Company may not repay the convertible note in cash.	16,018	21,183
Convertible note payable to non-related party, interest rate of 22%, unsecured, due on October 12, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the twenty days prior to conversion. The Company may not repay the convertible note in cash.	58,941	58,941

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on August 30, 2016. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the twenty days prior to conversion. The Company may not repay the convertible note in cash.	36,000	36,000
Convertible note payable to non-related party, interest rate of 15%, default interest rate of 22%, unsecured, due on September 11, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 60% discount from the average of the three lowest trading prices during the twenty five days prior to conversion. The Company may not repay the convertible note in cash.	16,651	16,651
Convertible note payable to non-related party, interest rate of 22%, unsecured, due on October 28, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 60% discount from the average of the three lowest trading prices during the twenty five trading days prior to conversion. The Company may not repay the convertible note in cash.	9,050	9,050
Total principal outstanding	972,014	977,839
Less: debt discounts	(31,930)	(177,863)
Total balance	$940,084	$799,976

Required principal payments from June 30, 2016 forward are as follows:

2016	$972,014
2017	-
2018	-
2019	-
2020	-
Total	$972,014

There was $195,896 and $141,572 of accrued interest payable on convertible notes payable as of June 30, 2016 and December 31, 2015.

The Company has recorded a derivative liability for each convertible note payable with a variable conversion rate. See Note 5 for further discussion.

NOTE 9 – RELATED PARTY TRANSACTIONS

We have engaged an entity controlled by the director of the Company to perform consulting services related to the development of new technologies. Payments to this party totaled $0 and $5,409 during the six months ended June 30, 2016 and 2015, respectively.

During the year ended December 31, 2014, the Company received an interest free $8,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities. There was $5,000 due as of June 30, 2016 and December 31, 2015, respectively.

During the year ended December 31, 2014, the Company received an interest free $2,000 loan from a related party to fund operations. The related party made additional advances of $396 during the six months ended June 30, 2016. The loan is unsecured, due on demand and as such is included in current liabilities. There was $2,396 and $2,000 due as of June 30, 2016 and December 31, 2015, respectively.

NOTE 10 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 10,000,000,000 shares of $0.00001 par value common stock and 50,000,000 shares of $0.0001 par value blank check preferred stock of which 10,000,000 has been designated as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock may be converted to common stock at the option of the holder at the greater of one share of common for each share of Series A Convertible Preferred Stock or the par value of the stock divided by a 10% discount from the volume weighted average price of the common stock of the preceding ten trading days. During the six month ended June 30, 2016, the Company issued a total of 223,292,475 shares of common stock for the conversion of $5,825 of outstanding principal on convertible notes payable. All conversions were performed under the contractual terms of the respective notes payable.

There were 2,775,701,670 and 2,552,409,195 common shares issued and 2,775,651,671 and 2,552,359,195 outstanding at June 30, 2016 and December 31, 2015, respectively.

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

Payroll Tax Liabilities

As of June 30, 2016 and December 31, 2015 the Company had accrued $761,396 and 758,773, in payroll tax liabilities. The payment of these liabilities has not been made due to our limited profitability. Due to the uncertainty regarding our future profitability, it is difficult to predict our ability to pay these liabilities. As a result, a federal tax lien has been levied that will have to be satisfied.

Federal Income Tax Liability

On January 29, 2015, we received a notification from the Internal Revenue Service (the “IRS”) regarding deficiencies in our tax return for the year ended December 31, 2011. The notice was the result of not filing our tax return for the year then ended and included the results of an IRS examination which yielded an income tax amount due of $92,804 plus penalties and interest totaling $34,337 for a total amount due of $127,141. While we believe we will be able to successfully reduce the tax liability and assessed penalties to zero or near zero due to our net loss sustained during the year ended December 31, 2011, the possibility exists we will be unsuccessful and could face an assessment for the full amount of $127,141. There is no accrued liability for this potential payout as of December 31, 2015 or June 30, 2016 given the inestimable nature of the outcome at this point.

NOTE 12 – STOCK OPTIONS

The following table summarizes all stock option activity for the six month period ending June 30, 2016:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2015	631,905	$0.30
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(266,667)	0.30
Outstanding, June 30, 2016	365,238	$0.30

The following table discloses information regarding outstanding and exercisable options at June 30, 2016:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.30	365,238	$0.30	1.89	365,238	$0.30
	365,238	$0.30	1.89	365,238	$0.30

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

June 30, 2016
Expected term of options granted	2 - 5 years
Expected volatility range	394 - 408%
Range of risk-free interest rates	1.70 – 1.73%
Expected dividend yield	0%

NOTE 13 – EQUITY LINE OF CREDIT

On August 6, 2015, the Company entered into line of credit whereby it has the right to sell to the investor up to $5,000,000 of common stock over a period of 24 months. The Company may sell up to $100,000 of common stock, but not less than $5,000, at any time at is sole discretion by issuing a put notice to the investor. The sales price of the stock will be equal to a 30% discount from the average of the lowest two closing bid prices in the preceding five trading days. There is a minimum of ten trading days between put notices. The agreement requires the Company to issue 3% of the total credit line, or $150,000, in common stock with an issue price equal to the average of the daily volume weighted average prices of the Company’s common stock during the five business days immediately preceding the due date of the issuance. The Company did not exercise its rights under the agreement during the period ended June 30, 2016.

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

Results of Operations

Revenue

We did not generate revenue during the three or six months ended June 30, 2016. All revenue during the three ans six months ended June 30, 2015 was generated from our agreements in place with Honeywell.

Three months ended June 30, 2016 and 2015

	Three months ended June 30,
	2016	2015	Change
Revenue	$-	$8,612	$(8,612)

Revenues for the three months ended June 30, 2016 were $0 compared to $8,612 during the same period in 2015. The decrease in revenue was the result of the Company not engaging in any new projects during the current period.

Six months ended June 30, 2016 and 2015

	Six months ended June 30,
	2016	2015	Change
Revenue	$-	$191,886	$(191,886)

Revenues for the six months ended June 30, 2016 were $0 compared to $191,886 during the same period in 2015. The decrease in revenue was the result of the Company not engaging in any new projects during the current period.

Cost of Goods Sold

Cost of revenues include all direct material, sub-contract, labor, and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits.

Three months ended June 30, 2016 and 2015

	Three months ended June 30,
	2016	2015	Change
Labor	$-	$1,728	$(1,728)
Fuel	-	-	-
Vehicle Lease	-	7,110	(7,110)
Other	-	1,195	(1,195)
Total	$-	$10,033	$(10,033)

Cost of goods sold for the three months ended June 30, 2016 were $0 compared to $10,033 during the same period in 2015. The decrease was the result of the Company not engaging in any new projects during the current period.

Six months ended June 30, 2016 and 2015

	Six months ended June 30,
	2016	2015	Change
Labor	$-	$110,415	$(110,415)
Fuel	-	2,018	(2,018)
Vehicle Lease	-	15,519	(15,519)
Other	-	21,052	(21,052)
Total	$-	$149,004	$(149,004)

Cost of goods sold for the six months ended June 30, 2016 were $0 compared to $149,004 during the same period in 2015. The decrease was the result of the Company not engaging in any new projects during the current period.

Operating Expenses

Three months ended June 30, 2016 and 2015

	Three months ended June 30,
	2016	2015	Change
Salaries and wages	$41,442	$43,095	$(1,653)
Professional services	82,716	304,827	(222,111)
Other	3,808	172,030	(168,222)
Total	$127,966	$519,952	$(391,986)

Operating expenses for the three months ended June 30, 2016 were $127,966 compared to $519,952 for the three months ended June 30, 2015. The decrease of $391,986 or 75% is the result of the Company’s limited operations during the three month ended June 30, 2016 when compared to the same period in the prior year. Specifically, professional services decreased by $222,111 in 2016 when compared to 2015 as the result of stock awards granted to consultants during 2015 that did not exist in 2016. The decrease in other operating expenses of $168,222 is driven by bad debt expense of $139,483 during the three months ended June 30, 2015 compared to $0 during the three months ended June 30, 2016.

Six months ended June 30, 2016 and 2015

	Six months ended June 30,
	2016	2015	Change
Salaries and wages	$79,621	$82,369	$(2,748)
Professional services	179,663	434,494	(254,831)
Other	10,324	203,708	(193,384)
Total	$269,608	$720,571	$(450,963)

Operating expenses for the six months ended June 30, 2016 were $269,608 compared to $720,574 for the six months ended June 30, 2015. The decrease of $450,963 or 63% is the result of the Company’s limited operations during the six months ended June 30, 2016 when compared to the same period in the prior year. Specifically, professional services decreased by $254,831 in 2016 when compared to 2015 as the result of stock awards granted to consultants during 2015 that did not exist in 2016. The decrease in other operating expenses of $193,384 is driven by bad debt expense of $139,483 during the six months ended June 30, 2015 compared to $0 during the six months ended June 30, 2016.

Other Income and Expenses

Three months ended June 30, 2016 and 2015

	Three months ended June 30,
	2016	2015	Change
Interest expense, net	$(140,979)	$(461,313)	$320,334
Gain on extinguishment of debt	2,102	1,666	436
Penalties	-	(6,865)	6,865
Gain on sale of fixed assets	13,750	-	13,750
Loss on derivative fair value adjustment	(51,977)	(351,073)	299,096
Total	$(177,104)	$(817,585)	$640,481

Other income and expense during the three months ended June 30, 2016 was a net expense of $177,104 compared to a net expense of $817,585 during the three months ended June 30, 2015. The decrease in net expense of $640,481 or 78% was the result of decreased interest expense from the excess value of derivative liabilities upon initial measurement and the recognition of deferred loan costs being higher in 2015 when compared to 2016.

Six months ended June 30, 2016 and 2015

	Six months ended June 30,
	2016	2015	Change
Interest expense, net	$(340,680)	$(590,996)	$250,316
Gain on extinguishment of debt	2,142	1,666	476
Penalties	-	(22,427)	22,427
Gain on sale of fixed assets	13,750	-	13,750
Gain (loss) on derivative fair value adjustment	218,275	(488,110)	706,385
Total	$(106,513)	$(1,099,867)	$993,354

Other income and expense during the six months ended June 30, 2016 was a net expense of $106,513 compared to a net expense of $1,099,867 during the six months ended June 30, 2015. The decrease in net expense of $993,354 or 90% was the result of interest expense from the excess value of derivative liabilities upon initial measurement and the recognition of deferred loan costs being higher in 2015 when compared to 2016.

Net Loss

Three months ended June 30, 2016 and 2015

	Three months ended June 30,
	2016	2015	Change
Net loss	$(305,070)	$(1,338,958)	$1,033,888

Net loss for the three months ended June 30, 2016 was $305,070 compared to $1,338,958 for the three months ended June 30, 2015. The decrease in net loss during the three months ended June 30, 2016 is attributable to the decreased business operations in the current period when compared to the same period in the prior year.

Six months ended June 30, 2016 and 2015

	Six months ended June 30,
	2016	2015	Change
Net loss	$(376,121)	$(1,777,556)	$1,401,435

Net loss for the six months ended June 30, 2016 was $376,121 compared to $1,777,556 for the six months ended June 30, 2015. The decrease in net loss during the six months ended June 30, 2016 is attributable to the decreased business operations in the current period when compared to the same period in the prior year.

Liquidity and Capital Resources

As of June 30, 2016, we had cash of $198, total current assets of $36,748 and total current liabilities of $3,960,058 creating a working capital deficit of $3,923,310. Current assets consisted of $198 in cash, $34,923 of prepaid expenses and current deferred loan costs of $1,627. Current liabilities consisted of accounts payable $214,648, current notes payable net of discounts of $215,482, current convertible notes payable net of discounts of $940,084, a derivative liability of $868,635, accrued interest of $212,961, related party notes payable of $7,396 and accrued expenses and other liabilities of $1,500,852.

As of December 31, 2015, we had no cash, total current assets of $86,560 and total current liabilities of $3,662,273 creating a working capital deficit of $3,575,713. Current assets consisted of $71,341 of prepaid expenses and current deferred loan costs of $15,219. Current liabilities consisted of a bank overdraft of $2,981, accounts payable $176,694, current notes payable net of discounts of $154,066, current convertible notes payable net of discounts of $799,976, a derivative liability of $1,005,791, accrued interest of $148,655, related party notes payable of $7,000 and accrued expenses and other liabilities of $1,367,110.

We expect our cash needs to fund operations during the twelve months to be approximately $175,000. The Company will need additional financing to continue operations in 2017 and beyond which management anticipates will be generated from short term related party loans, convertible notes with non-related parties and non-convertible notes with non-related parties.

Cash Flows from Operating Activities

Cash flows used in operating activities during the six months ended June 30, 2016 was $53,409 which consisted of a net loss of $376,121, non-cash expenses and gains of $86,710 and negative changes in working capital of $236,002. Net cash used in operating activities during the same period in 2015 was $115,850 which consisted of a net loss of $1,777,556, non-cash expenses and gains of $1,295,599 and negative changes in working capital of $366,107.

Cash Flows from Investing Activities

During the six months ended June 30, 2016 and 2015, we used $-0- of cash in investing activities.

Cash Flows from Financing Activities

Cash provided by financing activities during the six months ended June 30, 2016 was $53,607 which consisted of proceeds from notes payable of $59,455, repayments of notes payable of $3,263, repayments of bank overdrafts of $2,981 and proceeds from related party notes payable of $396. Cash provided by financing activities during the same period in 2015 was $29,000 and consisted of repayments of convertible notes payable of $10,000, repayments of related party payables of $6,000 and proceeds from notes payable of $45,000.

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

Critical Accounting Policies

There have been no changes in the Company’s significant accounting policies for the six months ended June 30, 2016 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on May 12, 2017.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled ” Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and Interim CFO have determined and concluded that, as of June 3, 2016, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30 ,2016:

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

During the six months ended June 30, 2016, the Company issued a total of 223,292,475 shares of common stock for the conversion of $5,825 of outstanding principal on convertible notes payable.

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

