Form 10-Q
period 2016-09-30
Intelligent Highway Solutions, Inc.
filed 2017-06-29
CIK 1549719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$298	$-
Prepaid expenses	17,461	71,341
Deferred loan costs, current	-	15,219
Total current assets	17,759	86,560

Property and equipment, net of accumulated depreciation of $7,667 and $18,713	754	4,958

Total assets	$18,513	$91,518

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$-	$2,981
Accounts payable	215,648	176,694
Accrued expenses and other liabilities	1,594,669	1,367,110
Notes payable, current portion, net of discounts of $1,599 and $3,934	233,770	154,066
Convertible notes payable, current portion, net of discounts of $2,211 and $177,863	969,803	799,976
Notes payable, related party, current portion	7,396	7,000
Derivative liability	736,907	1,005,791
Accrued interest	245,395	148,655
Total current liabilities	4,003,588	3,662,273

Stockholders' deficit
Series A convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; 2,500,000 issued and outstanding at September 30, 2016 and December 31, 2015	25	25
Common stock, $0.00001 par value; 10,000,000,000 shares authorized; 2,775,701,670 and 2,552,409,195 issued; 2,775,651,671 and 2,552,359,195 outstanding at September 30, 2016 and December 31, 2015	27,757	25,524
Additional paid-in capital	6,997,178	6,974,608
Treasury stock, 50,000 shares at $.084 per share	(4,200)	(4,200)
Accumulated deficit	(11,005,835)	(10,566,712)
Total stockholders' deficit	(3,985,075)	(3,570,755)

Total liabilities and stockholders' deficit	$18,513	$91,518

See accompanying notes to unaudited condensed interim financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$-	$44,182	$-	$236,068
Cost of sales	-	58,449	-	207,453
Gross profit	-	(14,267)	-	28,615

Operating expenses
Salaries and wages	41,443	374,000	121,064	456,369
General and administrative	87,070	203,095	277,057	841,297
Total operating expenses	128,513	577,095	398,121	1,297,666

Loss from operations	(128,513)	(591,362)	(398,121)	(1,269,051)

Other income (expense)
Gain (loss) on extinguishment of debt	-	(258,273)	2,142	(256,607)
Gain on sale of fixed assets	2,800	-	16,550	-
Gain (loss) on derivative fair value adjustment	131,728	(214,397)	350,003	(702,507)
Penalties and settlements	-	(127,171)	-	(149,598)
Interest expense	(69,017)	(479,839)	(409,697)	(1,070,835)
Total other expense	65,511	(1,079,680)	(41,002)	(2,179,547)

Loss before income taxes	(63,002)	(1,671,042)	(439,123)	(3,448,598)

Income tax expense	-	-	-	-

Net loss	$(63,002)	$(1,671,042)	$(439,123)	$(3,448,598)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average shares outstanding	2,775,651,670	631,352,227	2,759,729,929	238,546,849

See accompanying notes to unaudited condensed interim financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(439,123)	$(3,448,598)
Adjustments to reconcile net loss to net cash used in operating activities
Preferred stock issued for services	-	500
Common stock issued for services	-	504,035
Common stock issued for penalties	-	21,415
Common stock issued for settlement	-	19,900
Increase in convertible notes payable for default penalties	-	106,466
Loss (gain) on forgiveness of debt	-	256,607
Depreciation	4,204	7,486
Loss on derivative fair value adjustment	(350,003)	702,507
Amortization of deferred loan costs	15,219	93,467
Amortization of debt discount	243,052	508,733
Amortization of prepaid expenses	53,880	55,854
Expenses paid on behalf of company	-	61,712
Excess derivative liability charged to interest	36,631	390,607
Changes in operating assets and liabilities
Contracts receivable	-	82,627
Earnings in excess of billings	-	115,801
Accounts payable	38,954	(9,087)
Accrued interest	96,740	59,043
Accrued expenses and other liabilities	227,559	176,990
Net cash used in operating activities	(72,887)	(293,935)

Cash flows from investing activities	-	-

Cash flows from financing activities
(Repayments on) proceeds from bank overdraft	(2,981)	-
Proceeds from convertible notes payable	-	188,075
Repayments of convertible notes payable	-	(10,000)
Proceeds from notes payable	75,770	70,000
Repayments of notes payable	-	(13,400)
Repayment of related party notes payable	-	(6,000)
Net proceeds from related party payables	396	-
Net cash provided by financing activities	73,185	228,675

Change in cash and cash equivalents	298	(65,260)
Cash at beginning of period	-	95,251
Cash at end of period	$298	$29,991

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$9,000
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Common stock issued for note conversion	$5,825	$417,009
Common stock issued for accrued interest conversion	$-	$4,160
Debt discount on convertible notes	$83,122	$322,800
Conversion of notes payable to convertible notes payable	$-	$160,000
Conversion of accrued interest payable to convertible notes payable	$-	$11,050
Initial measurements of derivative liabilities	$100,097	$1,107,766

See accompanying notes to unaudited condensed interim financial statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2016

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

NOTE 2 – UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ended September 30, 2016 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

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

Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The company does not have cash equivalents as of September 30, 2016.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. Balances of each asset class as of September 30, 2016 and December 31, 2015 were:

	September 30, 2016	December 31, 2015
Machinery and equipment	$2,149	$2,149
Furniture and fixtures	6,273	6,273
Vehicles	-	15,249
Sub Total	$8,422	$23,671
Accumulated depreciation	(7,668)	(18,713)
Total	$754	$4,958

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $4,204 and $7,486, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Payroll tax liabilities	761,396	$758,773
Other payroll accruals	134,959	45,851
Federal and state income taxes payable	128,741	128,741
Other	569,483	433,745
Total	$1,594,669	$1,367,110

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

Cost of sales totaled $0 and $58,449 and $0 and $207,453 during the three and nine months ended September 30, 2016 and 2015, respectively.

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

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the three and nine months ended September 30, 2016 and 2015 potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 12,983,948,785 such potentially dilutive shares excluded for the three and nine months ended September 30, 2016.

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

NOTE 5 - DERIVATIVE LIABILITIES

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of September 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Fair Value at September 30, 2016
Liabilities
Derivative Liability	$-	$736,907	$-	$736,907

	Level 1	Level 2	Level 3	Fair Value at December 31, 2015
Liabilities
Derivative Liability	$-	$1,005,791	$-	$1,005,791

As of September 30, 2016 the Company had a $736,907 derivative liability balance on the balance sheet and recorded a gain from derivative liability fair value adjustment of $350,003 during the nine months ended September 30, 2016 and a gain from derivative liability fair value adjustment of $131,728 during the three months ended September 30, 2016. The Company assessed its outstanding convertible notes payable as summarized in Note 8 – Convertible Notes Payable and determined certain convertible notes payable with variable conversion features contain embedded derivatives and are therefore accounted for at fair value under ASC 920, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments.

Utilizing Level 2 Inputs, the Company recorded fair market value adjustments related to convertible notes payable for the nine months ended September 30, 2016 and 2015 of $350,003 and $702,507, respectively. The fair market value adjustments were calculated utilizing the Black-Sholes method using the following assumptions: risk free rate of 0.59%, dividend yield of 0%, expected life of 1 year, and volatility of 85%.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2015	$1,005,791
Derivative liabilities recorded	100,097
Change due to note conversion	(18,978)
Fair value adjustment	(350,003)
Balance at September 30, 2016	$736,907

NOTE 6 – CONCENTRATIONS OF RISK

Our revenues during the three and nine months ended September 30, 2015 were generated completely from two clients. The loss of either of these clients will have a material adverse impact on our business. There were no revenues earned during the three or nine months ended September 30, 2016.

NOTE 7 – NOTES PAYABLE

The Company has entered into various debt agreements to fund operations. A summary of outstanding non-convertible notes payable is as follows:

	September 30, 2017	December 31, 2015
Note payable to non-related party, unsecured, due on September 1, 2014, interest rate of 0%. Currently in default. Principal due on demand.	$20,000	$20,000
Note payable to non-related party, unsecured, due on December 31, 2014, interest rate of 0%. Currently in default. Principal due on demand.	5,000	5,000
Note payable to non-related party, secured by vehicles owned by the Company, due on October 22, 2016, interest rate of 15%. Principal and accrued interest due on demand.	100,000	100,000
Note payable to non-related party, unsecured, due on April 29, 2016, interest rate of 8%. Currently in default. Principal and accrued interest due on demand.	33,000	33,000
Note payable to non-related party, unsecured, due on June 22, 2016, interest rate of 8%. Currently in default. Principal and accrued interest due on demand.	50,215	-
Sale of future receivable to non-related party, secured by future accounts receivable, due on December 31, 2016. Principal due as future accounts receivable are collected.	27,154	-
Total principal outstanding	235,369	158,000
Less: debt discounts	(1,599)	(3,934)
Total balance	$233,770	$154,066

Required principal payments from September 30, 2016 forward are as follows:

2016	$235,369
2017	-
2018	-
2019	-
2020	-
Total	$235,369

There was $22,221 and $7,083 of accrued interest payable on non-convertible notes payable as of September 30, 2016 and December 31, 2015.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The Company has entered into various convertible debt agreements to fund operations. A summary of outstanding convertible notes payable is as follows:

	September 30, 2017	December 31, 2015
Convertible note payable to non-related party, unsecured, interest of 10%, due on February 13, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	$50,000	$50,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on April 8, 2016. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	15,000	15,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on March 21, 2016. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	30,000	30,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on May 9, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	50,000	50,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on November 4, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on July 15, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	50,000	50,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on September 3, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on October 31, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on October 21, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	20,000	20,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on December 30, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	45,000	45,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on March 26, 2016. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on April 26, 2013. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	30,000	30,000
Convertible note payable to non-related party, interest of 10%, unsecured, due on June 11, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the five days prior to conversion. The Company may not repay the convertible note in cash.	59,800	59,800

Convertible note payable to non-related party, interest rate of 10%, unsecured, due on December 12, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 40% discount from the lowest closing bid price during the fifteen days prior to conversion. The Company may not repay the convertible note in cash.	55,000	55,000
Convertible note payable to non-related party, interest rate of 10%, unsecured, due on July 7, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 40% discount from the lowest closing bid price during the fifteen days prior to conversion. The Company may not repay the convertible note in cash.	27,466	27,466
Convertible note payable to non-related party, interest rate of 12%, unsecured, due on May 15, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	20,904	21,564
Convertible note payable to non-related party, interest rate of 10%, unsecured, due on June 25, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	5,500	5,500
Convertible note payable to non-related party, interest rate of 8%, unsecured, due on July 7, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	77,947	77,947
Convertible note payable to non-related party, interest rate of 8%, unsecured, due on July 7, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	80,236	80,236
Convertible note payable to non-related party, interest rate of 10, unsecured, due on June 15, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	11,500	11,500
Convertible note payable to non-related party, interest rate of 12%, unsecured, due on May 19, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the three lowest trading prices during days prior to conversion. The Company may not repay the convertible note in cash.	60,000	60,000
Convertible note payable to non-related party, interest rate of 12%, unsecured, due on September 30, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the three lowest trading prices during days prior to conversion. The Company may not repay the convertible note in cash.	47,000	47,000
Convertible note payable to non-related party, interest rate of 12%, unsecured, due on August 19, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the three lowest trading prices during days prior to conversion. The Company may not repay the convertible note in cash.	16,018	21,183
Convertible note payable to non-related party, interest rate of 22%, unsecured, due on October 12, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the twenty days prior to conversion. The Company may not repay the convertible note in cash.	58,941	58,941

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on August 30, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the twenty days prior to conversion. The Company may not repay the convertible note in cash.	36,000	36,000
Convertible note payable to non-related party, interest rate of 15%, default interest rate of 22%, unsecured, due on September 11, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 60% discount from the average of the three lowest trading prices during the twenty five days prior to conversion. The Company may not repay the convertible note in cash.	16,651	16,651
Convertible note payable to non-related party, interest rate of 22%, unsecured, due on October 28, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 60% discount from the average of the three lowest trading prices during the twenty five trading days prior to conversion. The Company may not repay the convertible note in cash.	9,050	9,050
Total principal outstanding	972,014	977,839
Less: debt discounts	(2,211)	(177,863)
Total balance	$969,803	$799,976

Required principal payments from September 30, 2016 forward are as follows:

2016	$972,014
2017	-
2018	-
2019	-
2020	-
Total	$972,014

There was $223,174 and $141,572 of accrued interest payable on convertible notes payable as of September 30, 2016 and December 31, 2015.

The Company has recorded a derivative liability for each convertible note payable with a variable conversion rate. See Note 5 for further discussion.

NOTE 9 – RELATED PARTY TRANSACTIONS

We have engaged an entity controlled by the director of the Company to perform consulting services related to the development of new technologies. Payments to this party totaled $0 and $6,909 during the nine months ended September 30, 2016 and 2015, respectively.

During the year ended December 31, 2014, the Company received an interest free $8,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities. There was $5,000 due as of September 30, 2016 and December 31, 2015, respectively.

During the year ended December 31, 2014, the Company received an interest free $2,000 loan from a related party to fund operations. The related party made additional advances of $396 during the nine months ended September 30, 2016. The loan is unsecured, due on demand and as such is included in current liabilities. There was $2,396 and $2,000 due as of September 30, 2016 and December 31, 2015, respectively.

NOTE 10 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 10,000,000,000 shares of $0.00001 par value common stock and 50,000,000 shares of $0.0001 par value blank check preferred stock of which 10,000,000 has been designated as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock may be converted to common stock at the option of the holder at the greater of one share of common for each share of Series A Convertible Preferred Stock or the par value of the stock divided by a 10% discount from the volume weighted average price of the common stock of the preceding ten trading days. During the nine months ended September 30, 2016, the Company issued a total of 223,292,475 shares of common stock for the conversion of $5,825 of outstanding principal on convertible notes payable. All conversions were performed under the contractual terms of the respective notes payable.

There were 2,775,701,670 and 2,552,409,195 common shares issued and 2,775,651,671 and 2,552,359,195 outstanding at September 30, 2016 and December 31, 2015, respectively.

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

Payroll Tax Liabilities

As of September 30, 2016 and December 31, 2015 the Company had accrued $761,396 and 758,773, in payroll tax liabilities. The payment of these liabilities has not been made due to our limited profitability. Due to the uncertainty regarding our future profitability, it is difficult to predict our ability to pay these liabilities. As a result, a federal tax lien has been levied that will have to be satisfied.

Federal Income Tax Liability

On January 29, 2015, we received a notification from the Internal Revenue Service (the “IRS”) regarding deficiencies in our tax return for the year ended December 31, 2011. The notice was the result of not filing our tax return for the year then ended and included the results of an IRS examination which yielded an income tax amount due of $92,804 plus penalties and interest totaling $34,337 for a total amount due of $127,141. While we believe we will be able to successfully reduce the tax liability and assessed penalties to zero or near zero due to our net loss sustained during the year ended December 31, 2011, the possibility exists we will be unsuccessful and could face an assessment for the full amount of $127,141. There is no accrued liability for this potential payout as of December 31, 2015 or September 30, 2016 given the inestimable nature of the outcome at this point.

NOTE 12 – STOCK OPTIONS

The following table summarizes all stock option activity for the nine month period ending September 30, 2016:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2015	631,905	$0.30
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(266,667)	0.30
Outstanding, September 30, 2016	365,238	$0.30

The following table discloses information regarding outstanding and exercisable options at September 30, 2016:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.30	365,238	$0.30	1.64	365,238	$0.30
	365,238	$0.30	1.64	365,238	$0.30

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

September 30, 2016
Expected term of options granted	2 - 5 years
Expected volatility range	394 - 408%
Range of risk-free interest rates	1.70 – 1.73%
Expected dividend yield	0%

NOTE 13 – EQUITY LINE OF CREDIT

On August 6, 2015, the Company entered into line of credit whereby it has the right to sell to the investor up to $5,000,000 of common stock over a period of 24 months. The Company may sell up to $100,000 of common stock, but not less than $5,000, at any time at is sole discretion by issuing a put notice to the investor. The sales price of the stock will be equal to a 30% discount from the average of the lowest two closing bid prices in the preceding five trading days. There is a minimum of ten trading days between put notices. The agreement requires the Company to issue 3% of the total credit line, or $150,000, in common stock with an issue price equal to the average of the daily volume weighted average prices of the Company’s common stock during the five business days immediately preceding the due date of the issuance. The Company did not exercise its rights under the agreement during the period ended September 30, 2016.

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

Results of Operations

Revenue

We did not generate revenue during the three or nine months ended September 30, 2016. All revenue during the three and nine months ended September 30, 2015 was generated from our agreements in place with Honeywell.

Three months ended September 30, 2016 and 2015

	Three months ended September 30,
	2016	2015	Change
Revenue	$-	$44,182	$(44,182)

Revenues for the three months ended September 30, 2016 were $0 compared to $44,182 during the same period in 2015. The decrease in revenue was the result of the Company not engaging in any new projects during the current period.

Nine months ended September 30, 2016 and 2015

	Nine months ended September 30,
	2016	2015	Change
Revenue	$-	$236,068	$(236,068)

Revenues for the nine months ended September 30, 2016 were $0 compared to $236,068 during the same period in 2015. The decrease in revenue was the result of the Company not engaging in any new projects during the current period.

Cost of Goods Sold

Cost of revenues include all direct material, sub-contract, labor, and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits.

Three months ended September 30, 2016 and 2015

	Three months ended September 30,
	2016	2015	Change
Labor	$-	$-	$-
Fuel	-	404	(404)
Vehicle Lease	-	5,251	(5,251)
Other	-	52,794	(52,794)
Total	$-	$58,449	$(58,449)

Cost of goods sold for the three months ended September 30, 2016 were $0 compared to $58,449 during the same period in 2015. The decrease was the result of the Company not engaging in any new projects during the current period.

Nine months ended September 30, 2016 and 2015

	Nine months ended September 30,
	2016	2015	Change
Labor	$-	$110,415	$(110,415)
Fuel	-	2,422	(2,422)
Vehicle Lease	-	20,770	(20,770)
Other	-	73,846	(73,846)
Total	$-	$207,453	$(207,453)

Cost of goods sold for the nine months ended September 30, 2016 were $0 compared to $207,453 during the same period in 2015. The decrease was the result of the Company not engaging in any new projects during the current period.

Operating Expenses

Three months ended September 30, 2016 and 2015

	Three months ended September 30,
	2016	2015	Change
Salaries and wages	$41,443	$374,000	$(332,557)
Professional services	85,962	155,950	(69,988)
Other	1,108	47,145	(46,037)
Total	$128,513	$577,095	$(448,582)

Operating expenses for the three months ended September 30, 2016 were $128,513 compared to $577,095 for the three months ended September 30, 2015. The decrease of $448,582 or 78% is the result of the Company’s limited operations during the three month ended September 30, 2016 when compared to the same period in the prior year. Specifically, the decrease in salaries and wages of $332,557 from 2015 to 2016 was the result of one time stock awards to management that occurred during the three months ended September 30, 2015 that was not present in the current period. The decrease in other operating expenses is the result of the Company not renewing its building lease in January 2016 and not incurring rent and utility costs in 2016 that were present in 2015.

Nine months ended September 30, 2016 and 2015

	Nine months ended September 30,
	2016	2015	Change
Salaries and wages	$121,064	$456,369	$(335,305)
Professional services	265,625	590,444	(324,819)
Other	11,432	250,853	(239,421)
Total	$398,121	$1,297,666	$(899,545)

Operating expenses for the nine months ended September 30, 2016 were $398,121 compared to $1,297,666 for the nine months ended September 30, 2015. The decrease of $899,545 or 69% is the result of the Company’s limited operations during the nine month ended September 30, 2016 when compared to the same period in the prior year. Specifically, professional services decreased by $324,819 in 2016 when compared to 2015 as the result of stock awards granted to consultants during 2015 that did not exist in 2016. The decrease in other operating expense of $239,421 is driven by bad debt expense of $139,483 during the nine months ended September 30, 2015 compared to $0 during the nine months ended September 30, 2016. The decrease of $335,305 in salaries and wages during 2016 when compared to 2015 is the result of one time stock awards issued to management in 2015 that did not exist in 2016.

Other Income and Expenses

Three months ended September 30, 2016 and 2015

	Three months ended September 30,
	2016	2015	Change
Interest expense, net	$(69,017)	$(479,839)	$410,822
Loss on extinguishment of debt	-	(258,273)	258,273
Penalties	-	(127,171)	127,171
Gain on sale of fixed assets	2,800	-	2,800
Gan (loss) on derivative fair value adjustment	131,728	(214,397)	346,125
Total	$65,511	$(1,079,680)	$1,145,191

Other income and expense during the three months ended September 30, 2016 was a net gain of $65,511 compared to a net expense of $1,079,680 during the three months ended September 30, 2015. The decrease in net expense of $1,145,191 or 106% was the result of decreased interest expense from the recognition of debt discounts on convertible notes being higher in 2015 than 2016 and excess initial measurements on derivative liabilities of approximately $200,000 being charged to interest in 2015 that were not present in 2016. Additionally, the Company experienced one time losses on debt that was exchanged for less favorable terms in 2015 of $258,273 and default penalties on convertible notes payable of $127,171 that were not present in 2016. Lastly, the Company recorded gains on the change in the fair market value of outstanding derivatives of $131,728 during 2016 where this was a loss of $214,397 in the prior period.

Nine months ended September 30, 2016 and 2015

	Nine months ended September 30,
	2016	2015	Change
Interest expense, net	$(409,6397)	$(1,070,835)	$661,138
Gain (loss) on extinguishment of debt	2,142	(256,607)	258,749
Penalties	-	(149,598)	149,598
Gain on sale of fixed assets	16,550	-	16,550
Gain (loss) on derivative fair value adjustment	350,003	(702,507)	1,052,510
Total	$(41,002)	$(2,179,547)	$2,138,545

Other income and expense during the nine months ended September 30, 2016 was a net expense of $41,002 compared to a net expense of $2,179,547 during the nine months ended September 30, 2015. The decrease in net expense of $2,138,545 or 98% was the result of decreased interest expense from the recognition of debt discounts on convertible notes being higher in 2015 than 2016 ($508,733 during the nine months ended September 30, 2015 compared to $243,052 during the nine months ended September 30, 2016) and excess initial measurements on derivative liabilities of $390,607 being charged to interest in 2015 compared to $36,631 in 2016. Additionally, the Company experienced one time losses on debt that was exchanged for less favorable terms in 2015 of $256,607 and default penalties on convertible notes payable of $149,598 that were not present in 2016. Lastly, the Company recorded gains on the change in the fair market value of outstanding derivatives of $350,003 during 2016 where this was a loss of $702,507 in the prior period.

Net Loss

Three months ended September 30, 2016 and 2015

	Three months ended September 30,
	2016	2015	Change
Net loss	$(63,002)	$(1,671,042)	$1,608,040

Net loss for the three months ended September 30, 2016 was $63,002 compared to $1,671,042 for the three months ended September 30, 2015. The decrease in net loss during the three months ended September 30, 2016 is attributable to the decreased business operations in the current period when compared to the same period in the prior year.

Nine months ended September 30, 2016 and 2015

	Nine months ended September 30,
	2016	2015	Change
Net loss	$(439,123)	$(3,448,598)	$3,009,475

Net loss for the nine months ended September 30, 2016 was $439,123 compared to $3,448,598 for the nine months ended September 30, 2015. The decrease in net loss during the nine months ended September 30, 2016 is attributable to the decreased business operations in the current period when compared to the same period in the prior year.

Liquidity and Capital Resources

As of September 30, 2016, we had cash of $298, total current assets of $17,759 and total current liabilities of $4,003,588 creating a working capital deficit of $3,985,829. Current assets consisted of $298 in cash and $17,461 of prepaid expenses. Current liabilities consisted of accounts payable $215,648, current notes payable net of discounts of $233,770, current convertible notes payable net of discounts of $969,803, a derivative liability of $736,907, accrued interest of $245,395, related party notes payable of $17,396 and accrued expenses and other liabilities of $1,594,669.

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

We expect our cash needs to fund operations during the twelve months to be approximately $250,000. The Company will need additional financing to continue operations in 2017 and beyond which management anticipates will be generated from short term related party loans, convertible notes with non-related parties and non-convertible notes with non-related parties.

Cash Flows from Operating Activities

Cash flows used in operating activities during the nine months ended September 30, 2016 was $72,887 which consisted of a net loss of $439,123, non-cash expenses and gains of $2,983 and negative changes in working capital of $363,253. Net cash used in operating activities during the same period in 2015 was $293,935 which consisted of a net loss of $3,448,598, non-cash expenses and gains of $2,729,289 and negative changes in working capital of $425,374.

Cash Flows from Investing Activities

During the nine months ended September 30, 2016 and 2015, we used $-0- of cash in investing activities.

Cash Flows from Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2016 was $73,185 which consisted of proceeds from notes payable of $75,770, repayments of bank overdrafts of $2,981 and proceeds from related party notes payable of $396. Cash provided by financing activities during the same period in 2015 was $228,675 and consisted of repayments of convertible notes payable of $10,000, repayments of related party payables of $6,000, repayments of notes payable of $13,400, proceeds from convertible notes payable of $188,075 and proceeds from notes payable of $70,000.

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

Critical Accounting Policies

There have been no changes in the Company’s significant accounting policies for the nine months ended September 30, 2016 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on May 12, 2017.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and Interim CFO have determined and concluded that, as of September 30, 2016, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30 ,2016:

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

During the nine months ended September 30, 2016, the Company issued a total of 223,292,475 shares of common stock for the conversion of $5,825 of outstanding principal on convertible notes payable.

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

