Form 10-K
period 2016-12-31
Intelligent Highway Solutions, Inc.
filed 2017-06-29
CIK 1549719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016: $6,890.

As of June 28, 2017, the registrant had 5,143,545,346 shares of its common stock outstanding.

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

On March 9, 2017, the Company, through a newly created special purpose entity, executed a share purchase agreement to acquire all outstanding ownership interests in Crescent Construction Company, Inc., a full-service general contracting firm. The Company will continue to provide general contracting services through Crescent Construction Company.

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

In April 2011, Jones and Kirkland re-organized their operations under Intelligent Highway Solutions, Inc.

On March 9, 2017, the Company, through a newly created special purpose entity, executed a share purchase agreement to acquire all outstanding ownership interests in Crescent Construction Company, Inc., a full-service general contracting firm.

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

Customers

We did not have active customers during the year ended December 31, 2016.

Employees

We currently have 2 full time non-employee contractors, consisting of two executives.

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

On January 29, 2015, we received a notification from the Internal Revenue Service (the “IRS”) regarding deficiencies in our tax return for the year ended December 31, 2011. The notice was the result of not filing our tax return for the year then ended and included the results of an IRS examination which yielded an income tax amount due of $92,804 plus penalties and interest totaling $34,337 for a total amount due of $127,141. While we believe we will be able to successfully reduce the tax liability and assessed penalties to zero or near zero due to our net loss sustained during the year ended December 31, 2011, the possibility exists we will be unsuccessful and could face an assessment for the full amount of $127,141. The Company has accrued $127,414 for this liability as of December 31, 2016 and 2015.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTCQB and OTCBB under the symbol “IHSI”. The OTCQB and OTCBB are quotation services that display real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. As our stock started trading on April 24, 2013, the high and low bid prices for trading of our stock for each of the second, third, and fourth quarters of 2016 as well as each quarter of 2015 was as follows:

	High	Low
Fiscal Year 2016
First quarter ended March 31, 2016	$0.0001	$0.0001
Second quarter ended June 30, 2016	$0.0001	$0.0001
Third quarter ended September 30, 2016	$0.0001	$0.0001
Fourth quarter ended December 31, 2016	$0.001	$0.0001

Fiscal Year 2015
First quarter ended March 31, 2015	$0.0440	$0.0062
Second quarter ended June 30, 2015	$0.0189	$0.003
Third quarter ended September 30, 2015	$0.0055	$0.0001
Fourth quarter ended December 31, 2015	$0.0002	$0.0001

Approximate Number of Equity Security Holders

As of December 31, 2016, there were approximately 60 stockholders of record.

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

Results of Operations

Comparison of the year ended December 31, 2016 and 2015

Revenue

We did not generate revenue during the year ended December 31, 2016. In 2015, we generated revenue through our purchase orders from Honeywell for the installation of a temperature control system.

	Year ended December 31,
	2016	2015	Change
Revenue	$-	$236,068	$(236,068)

Revenues for the year ended December 31, 2016 were $0 compared to $236,068 for the year ended December 31, 2015. The decrease of $236,068 or 100% is the result of the Company receiving purchase orders from Honeywell in 2015 which did not exist in 2016 due to the winding down of the project. The Honeywell project was completed during the first quarter of 2015. We will continue to accept general electrical contracting projects while we develop technologies related to our planned business of intelligent transportation services.

Cost of Goods Sold

Cost of revenues include all direct material, sub-contract, labor, and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits.

	Year ended December 31,
	2016	2015	Change
Labor	$-	$110,415	$(110,415)
Fuel	-	2,523	(2,523)
Vehicle Lease	-	24,519	(24,519)
Other	-	76,997	(76,997)
Total	$-	$214,454	$(214,454)

Cost of goods sold for the year ended December 31, 2016 was $0 compared to $214,454 during the year ended December 31, 2015. The decrease of $214,454 or 100% is the result of decreased opportunities to provide revenue generating activities during the year ended December 31, 2016 when compared to the year ended December 31, 2015. The decrease in cost of goods sold of 100% is consistent with the decrease in revenue on a percentage basis over the same periods of 100%.

Operating Expenses

	Year ended December 31,
	2016	2015	Change
Salaries and wages	$162,206	$498,926	$(336,720)
Professional services	346,536	743,550	(397,014)
Other	16,867	318,229	(301,362)
Total	$525,609	$1,560,705	$(1,035,096)

Operating expenses for the year ended December 31, 2016 were $525,609 compared to $1,560,705 for the year ended December 31, 2015. The decrease of $1,035,096 or 66% is the result of decreased professional services resulting from the recognition of stock based professional fees existing during the year ended December 31, 2015 that did not exist during the year ended December 31, 2016. Additionally, salaries and wages decreased by $336,720 or 67% during the year ended December 31, 2016 when compared to the year ended December 31, 2015 due to one time stock compensation issued in 2015 that did not occur in 2016. The decrease in other operating expenses of $301,362 is driven by bad debt expense of $181,778 during the year ended December 31, 2015 compared to $0 during the year ended December 31, 2016. Additionally, total building costs, consisting of rent, utilities and maintenance, totaled $76,866 during 2015 and $6,761 during the year ended December 31, 2016.

Other Income and Expenses

Other income and expenses consist of interest expense on our notes payable net of interest income, fair value adjustments to our derivative liabilities, gains or losses on extinguishments of debt and losses on settlements.

	Year ended December 31,
	2016	2015	Change
Interest expense, net	$(444,360)	$(1,461,974)	$ 1,017, 614
Gain on extinguishment of debt	2,142	170,231	(168,089)
Penalties and settlements	-	(215,591)	215,591
Gain on sale of fixed assets	16,550	-	16,550
Loss on derivative fair value adjustment	(10,781,397)	(522,468)	(10,258,929)
Total	$(11,207,065)	$(2,029,802)	$(9,177,263)

Other income and expenses during the year ended December 31, 2016 were $11,207,065 compared to $2,029,802 during the year ended December 31, 2015. The increase of $9,177,263 or approximately 452% was the result increased recognition of losses on the fair market value adjustment of outstanding derivative liabilities during the year ended December 31, 2016 compared to the year ended December 31, 2015 offset by a $1,017,614 decrease in the interest expense due to decrease debt discount amortization during the year ended December 31, 2016 which totaled $668,905 in 2015 and $243,680 in 2016 and the excess value of derivative liabilities charged to interest which totaled $579,609 in 2015 and $36,631 in 2016.

Income Tax Expense

	Year ended December 31,
	2016	2015	Change
Income tax expense	$-	$92,804	$(92,804)

Income tax expense during the year ended December 31, 2016 was $0 compared to $92,804 during the year ended December 31, 2015. The decrease in income tax expense of $92,804 is the result of a notice of deficiency the Company received from the Internal Revenue Service related to its income tax for the year ended December 31, 2011 which was accrued during the year ended December 31, 2015 and did not exist during the year ended December 31, 2016.

Net loss

	Year ended December 31,
	2016	2015	Change
Net loss	$(11,732,674)	$(3,661,697)	$(8,070,977)
As a percentage of revenue		-1551%

Net loss for the year ended December 31, 2016 was $11,732,674 compared to $3,661,697 for the year ended December 31, 2015. The increase in net loss of $8,070,977is the result of decreased revenue and gross margin and increased other expenses. Net loss for the year ended December 31, 2016 is primarily due to the loss on derivative liabilities of $10,781,397.

Liquidity and Capital Resources

As of December 31, 2016, we had $1,002 of cash on hand, total current assets of $1,002 and total current liabilities of $15,265,943 creating a working capital deficit of $15,264,941. Current assets consisted of $1,002 of cash. Current liabilities consisted of accounts payable of $219,098, accrued expenses and other liabilities of $1,661,776, notes payable net of discounts of $258,609, convertible notes payable net of discounts of $986,163, related party notes payable of $7,396, derivative liabilities of $11,855,072 and accrued interest of $277,829.

We expect our cash needs to fund operations during the 2017 calendar year to be approximately $350,000. The Company will need additional financing to continue operations in 2017 and beyond which management anticipates will be generated from short term related party loans, convertible notes with non-related parties and non-convertible notes with non-related parties.

Cash Flows from Operating Activities

Net cash used in operating activities during the year ended December 31, 2016 was $113,524 which consisted of a net loss of $11,732,674, non-cash expenses and gains of $11,152,906 and positive changes in working capital of $466,244. Net cash used in operating activities during the same period in 2015 was $386,867 which consisted of a net loss of $3,661,697, non-cash expenses and gains of $2,592,279 and positive changes in working capital of $682,551. The change in net cash used in operating activities was primarily due to greater non-cash losses resulting from the loss recognized from the change in the fair market value of derivative liabilities.

We expect our cash used in operating activities will increase over the next twelve months as we are uncertain of our opportunities to generate revenue in the near term while we will still recognize significant non-cash expenses.

Cash Flows from Financing Activities

Cash flows from financing activities during the year ended December 31, 2016 were $114,526 compared to $291,616 during the same period in 2015. Cash provided by financing activities during the year ended December 31, 2016 consisted of bank overdraft repayments of $2,981, proceeds from convertible notes payable of $16,502, proceeds from notes payable of $100,609 and proceeds from related party payables of $396. Cash provided by financing activities during the year ended December 31, 2015 consisted of proceeds from bank overdrafts totaling $2,941, proceeds from convertible notes payable of $218,075, proceeds from notes payable of $100,000, repayments of convertible notes payable of $10,000, repayments of notes payable of $13,400 and repayments of related party payables of $6,000.

During the next twelve months, we anticipate generating additional cash from financing activities from entering into additional debt agreements and the additional issuance of common stock for cash as these activities will be required to fund operations.

Outstanding Loans

The Company has historically relied on convertible and non-convertible debt financing to fund operations. Refer to Note 6 – Notes Payable and Note 7 – Convertible Notes Payable for a summary of currently outstanding debt instruments.

Critical Accounting Estimates and Policies

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with our derivative liabilities and stock-based compensation have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 3 of the accompanying notes to our financial statements. We discuss, where appropriate, sensitivity to change based on other outcomes reasonably likely to occur.

Cybersecurity Risks

The legal, regulatory and contractual environment surrounding information security, privacy and fraud is constantly evolving and companies that collect and retain such information are under increasing attack by cyber- criminals around the world. We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information, including financial information, from and pertaining to our customers, business partners, and employees. The protection of customer, business partner and employee data is important to us, and we devote resources to addressing security vulnerabilities in our products and information technology systems. However, the security measures that we put in place cannot guarantee security, and our information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents due to employee or dealer negligence, error, malfeasance, or other vulnerabilities. Cyber security attacks are increasingly sophisticated, change frequently, and often go undetected until after an attack has been launched. We may fail to identify these new and complex methods of attack, or fail to invest sufficient resources in security measures. We may experience cyber-attacks, and we cannot be certain that advances in cyber-capabilities or other developments will not permit compromise or breach the technology protecting the networks that access our products and services and repositories where we store this information.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Intelligent Highway Solutions, Inc.

9516 Rossport Way

Ell Grove, CA 95624

We have audited the accompanying balance sheets of Intelligent Highway Solutions, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations, changes in stockholders’ deficit and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 2 to the financial statements, the Company has incurred an accumulated deficit of $22,299,386 as of December 31, 2016. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

June 28, 2017

Item 8.  Financial Statements and Supplementary Data.

INTELLIGENT HIGHWAY SOLUTIONS

BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets
Cash	$1,002	$-
Prepaid expenses	-	71,341
Deferred loan costs, current	-	15,219
Total current assets	1,002	86,560

Property and equipment, net of accumulated depreciation of $8,101 and $18,713	320	4,958

Total assets	$1,322	$91,518

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$-	$2,981
Accounts payable	219,098	176,694
Accrued expenses and other liabilities	1,661,776	1,367,110
Notes payable, current portion, net of discounts of $0 and $3,934	258,609	154,066
Convertible notes payable, current portion, net of discounts of $1,581 and $177,863	986,163	799,976
Notes payable, related party, current portion	7,396	7,000
Derivative liability	11,855,072	1,005,791
Accrued interest	277,829	148,655
Total current liabilities	15,265,943	3,662,273

Total liabilities	15,265,943	3,662,273

Stockholders' deficit
Series A convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; 2,500,000 issued and outstanding at December 31, 2016 and 2015	25	25
Common stock, $0.00001 par value; 10,000,000,000 shares authorized; 2,915,701,670 and 2,552,409,195 issued; 2,915,651,670 and 2,552,359,195 outstanding at December 31, 2016 and 2015	29,157	25,524
Additional paid-in capital	7,009,783	6,974,608
Treasury stock, 50,000 shares at $.084 per share	(4,200)	(4,200)
Accumulated deficit	(22,299,386)	(10,566,712)
Total stockholders' deficit	(15,264,621)	(3,570,755)

Total liabilities and stockholders' deficit	$1,322	$91,518

See accompanying notes to financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015
Revenue	$-	$236,068
Cost of sales	-	214,454
Gross profit	-	21,614

Operating expenses
Salaries and wages	162,206	498,926
General and administrative	363,403	1,061,779
Total operating expenses	525,609	1,560,705

Loss from operations	(525,609)	(1,539,091)

Other income (expense)
Gain on extinguishment of debt	2,142	170,231
Gain on sale of fixed assets	16,550	-
Loss on derivative fair value adjustment	(10,781,397)	(522,468)
Penalties and settlements	-	(215,591)
Interest expense	(444, 360)	(1,461,974)
Total other expense	(11,207,065)	(2,029,802)

Loss before income taxes	(11,732,674)	(3,568,893)

Income tax expense	-	92,804

Net loss	$(11,732,674)	$(3,661,697)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	2,788,978,017	779,738,830

See accompanying notes to financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Preferred Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2014	30,539,839	$306	-	$-	$5,247,786	$(4,200)	$(6,905,015)	$(1,661,123)

Common stock issued for services	80,200,000	802	-	-	503,233	-	-	504,035
Preferred stock issued for services	-	-	2,500,000	25	475	-	-	500
Common stock issued for conversion of notes payable	2,403,780,070	24,038	-	-	424,704	-	-	448,742
Common stock issued for conversion of interest payable	29,714,286	297	-	-	3,863	-	-	4,160
Common stock issued as legal settlement	6,500,000	65	-	-	19,835	-	-	19,900
Common stock issued for penalties	1,625,000	16	-	-	21,399	-	-	21,415
Write down of derivative liabilities due to conversions	-	-	-	-	753,313	-	-	753,313
Net loss, year ended December 31, 2015	-	-	-	-	-	-	(3,661,697)	(3,661,697)
Balance, December 31, 2015	2,552,359,195	25,524	2,500,000	25	6,974,608	(4,200)	(10,566,712)	(3,570,755)

Common stock issued for conversion of notes payable	363,292,475	3,633	-	-	2,962	-	-	6,595
Write down of derivative liabilities due to conversions	-	-	-	-	32,213	-	-	32,213
Net loss, year ended December 31, 2016							(11,732,674)	(11,732,674)
Balance, December 31, 2016	2,915,651,670	$29,157	2,500,000	$25	$7,009,783	$(4,200)	$(22,299,386)	$(15,264,621)

See accompanying notes to financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(11,732,674)	$(3,661,697)
Adjustments to reconcile net loss to net cash used in operating activities
Preferred stock issued for services	-	500
Common stock issued for services	-	504,035
Common stock issued for penalties	-	21,415
Common stock issued for settlement	-	19,900
Increase in convertible notes payable for default penalties	-	138,122
Loss (gain) on forgiveness of debt	-	(170,231)
Depreciation	4,638	9,982
Loss on derivative fair value adjustment	10,781,397	522,468
Amortization of deferred loan costs	15,219	103,390
Amortization of debt discount	243,680	668,905
Amortization of prepaid expenses	71,341	75,191
Expenses paid on behalf of company	-	61,712
Excess derivative liability charged to interest	36,631	579,609
Allowance for doubtful accounts	-	57,281
Changes in operating assets and liabilities
Contracts receivable	-	82,627
Earnings in excess of billings	-	115,801
Accounts payable	42,404	34,831
Accrued interest	129,174	85,036
Accrued expenses and other liabilities	294,666	364,256
Net cash used in operating activities	(113,524)	(386,867)

Cash flows from financing activities
(Repayments on) proceeds from bank overdraft	(2,981)	2,941
Proceeds from convertible notes payable	16,502	218,075
Repayments of convertible notes payable	-	(10,000)
Proceeds from notes payable	100,609	100,000
Repayments of notes payable	-	(13,400)
Repayment of related party notes payable	-	(6,000)
Net proceeds from related party payables	396	-
Net cash provided by financing activities	114,526	291,616

Change in cash	1,002	(95,251)
Cash at beginning of period	-	95,251
Cash at end of period	$1,002	$-

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$9,000
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Common stock issued for note conversion	$6,595	$448,742
Common stock issued for accrued interest conversion	$-	$4,160
Debt discount on convertible notes	$83,122	$516,036
Conversion of notes payable to convertible notes payable	$-	$160,000
Conversion of accrued interest payable to convertible notes payable	$-	$11,050
Initial measurements of derivative liabilities	$100,097	$1,475,481
Convertible note payable entered into for reduction of account payable	$-	$10,000

See accompanying notes to financial statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2016 and 2015

NOTE 1 – ORGANIZATION

Organization, Nature of Business and Trade Name

Intelligent Highway Solutions, Inc. (the “Company” or “IHS”) was formed on April 22, 2011; IHS is a technology based intelligent highway solutions contractor. Through June 30, 2013, the Company’s primary focus was in the California transportation market providing services that range from providing labor, materials, and related equipment for corrective service and maintenance services for the State’s transportation infrastructure. Since that time, the Company has devoted its time to electrical service contracts. Additionally, the Company intends to develop transportation technology services that enable vehicles, roads, traffic lights, message signs, and other elements to become “intelligent” by embedding them with microchips and sensors and by empowering them to communicate with each other via wireless technologies. The acceleration of data collection and communication will allow state governments to improve transportation system performance by reducing congestion and increasing both traveler safety and convenience. On March 9, 2017, the Company acquired all of the outstanding ownership interest in Crescent Construction Company, Inc., a full-service general contracting firm.

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

Management plans to fund future operations through short term related party loans as well as convertible and non-convertible debt with non-related parties.

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

December 31, 2016 and 2015

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2016 or 2015.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. Balances of each asset class as of December 31, 2016 and 2015 were:

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2016 and 2015

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment (continued)

	December 31, 2016	December 31, 2015
Machinery and equipment	$2,149	$2,149
Furniture and fixtures	6,273	6,273
Vehicles	-	15,249
Sub Total	$8,422	$23,671

Accumulated depreciation	(8,102)	(18,713)
Total	$320	$4,958

Depreciation expense for the years ended December 31, 2016 and 2015 was $4,638 and $9,984, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Payroll tax liabilities	$761,396	$758,773
Other payroll accruals	162,765	45,851
Other	737,615	562,486
Total	$1,661,776	$1,367,110

Other accrued expenses mainly consists of accrued consulting fees due to management and other consulting firms as well as state and federal income taxes payable.

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

December 31, 2016 and 2015

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

Cost of sales totaled $0 and $214,454 during the years ended December 31, 2016 and 2015, respectively.

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

Related Party Transactions

The registrant follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include (a) affiliates of the registrant; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the registrant; (e) management of the registrant; (f) other parties with which the registrant may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. During the years ended December 31, 2016 and 2015, the Company had related party transactions with members of its management and management’s immediate family members.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the years ended December 31, 2016 and 2015, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 13,005,173,549 and 13,680,002,638 such potentially dilutive shares excluded for the years ended December 31, 2016 and 2015, respectively. The potentially dilutive shares arise from the following instruments:

	2016	2015
Convertible notes payable and accrued interest	12,982,581,545	13,660,833,053
Series A convertible preferred stock	22,592,004	19,169,585
Total	13,005,173,549	13,680,002,638

There were 365,237 and 631,905 options and warrants exercisable as of December 31, 2016 and 2015 that were not considered to be anti-dilutive due to the exercise prices being greater than the close price of our common stock as of the reporting date.

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

Recent Accounting Pronouncements

In February 2015, the FASB issued ASC 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company adopted has this standard and determined it does not have a significant impact on its financial statements.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment”. The amendments in this update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. This update is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 31, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing after January 1, 2017. The Company notes that this guidance applies to its reporting requirements and will implement the new guidance accordingly in performing goodwill impairment testing; however, the Company does not believe this update will have a material impact on the financial statements.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2016 and 2015

NOTE 4 – CONTRACTS RECEIVABLE, NET

Contracts receivable consisted of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
Completed contracts	$-	$-
Contracts in progress	-	57,281
Unbilled	-	-
	-	57,281
Retentions:
Completed contracts	-	-
Contracts in progress	-	-
	-	-
	-	57,281
Allowance for doubtful accounts	-	(57,281)
	$-	$-

NOTE 5 – DERIVATIVE LIABILITIES

As discussed in Note 3, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of December 31, 2016 and 2015:

	Level 1	Level 2	Level 3	Fair Value at December 31, 2016
Liabilities
Derivative Liability	-	11,855,072	-	11,855,072

	Level 1	Level 2	Level 3	Fair Value at December 31, 2015
Liabilities
Derivative Liability	-	$1,005,791	-	$1,005,791

As of December 31, 2016, the Company had a $11,855,072 derivative liability balance on the balance sheet and recorded a loss from derivative liability fair value adjustment of $10,781,397 during the year ended December 31, 2016. The Company assessed its outstanding convertible notes payable as summarized in Note 8 – Convertible Notes Payable and determined certain convertible notes payable with variable conversion features contain embedded derivatives and are therefore accounted for at fair value under ASC 920, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments.

Utilizing Level 2 Inputs, the Company recorded fair market value adjustments related to convertible notes payable for the year ended December 31, 2016 and 2015 of $10,781,397 and $522,468, respectively. The fair market value adjustments were calculated utilizing the Black-Sholes method using the following assumptions: risk free rate of 0.85%, dividend yield of 0%, expected life of 1 year, and volatility of 198% to 199%.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2015	$1,005,791
Derivative liabilities recorded	100,097
Change due to note conversion	(32,213)
Fair value adjustment	10,781,397
Balance at December 31, 2016	$11,855,072

NOTE 6 – NOTES PAYABLE

The Company has entered into various debt agreements to fund operations. A summary of outstanding non-convertible notes payable is as follows:

	December 31, 2016	December 31, 2015
Note payable to non-related party, unsecured, due on September 1, 2014, interest rate of 0%. Currently in default. Principal due on demand.	$20,000	$20,000
Note payable to non-related party, unsecured, due on December 31, 2014, interest rate of 0%. Currently in default. Principal due on demand.	5,000	5,000
Note payable to non-related party, secured by vehicles owned by the Company, due on October 22, 2016, interest rate of 15%. Principal and accrued interest due on demand.	100,000	100,000
Note payable to non-related party, unsecured, due on April 29, 2016, interest rate of 8%. Currently in default. Principal and accrued interest due on demand.	33,000	33,000
Note payable to non-related party, unsecured, due on June 22, 2016, interest rate of 8%. Currently in default. Principal and accrued interest due on demand.	73,455	-
Sale of future receivable to non-related party, secured by future accounts receivable, due on December 31, 2016. Principal due as future accounts receivable are collected.	27,154	-
Total principal outstanding	258,609	158,000
Less: debt discounts	-	(3,934)
Total balance	$258,609	$154,066

Required principal payments from December 31, 2016 forward are as follows:

2017	$258,609
2018	-
2019	-
2020	-
2021	-
Total	$258,609

There was $27,377 and $7,083 of accrued interest payable on non-convertible notes payable as of December 31, 2016 and 2015, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The Company has entered into various convertible debt agreements to fund operations. A summary of outstanding convertible notes payable is as follows:

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2016 and 2015

NOTE 7 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

	December 31, 2016	December 31, 2015
Convertible note payable to non-related party, unsecured, interest of 10%, due on February 13, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	$50,000	$50,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on April 8, 2016. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	15,000	15,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on March 21, 2016. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	30,000	30,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on May 9, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	50,000	50,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on November 4, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on July 15, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	50,000	50,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on September 3, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on October 31, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on October 21, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	20,000	20,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on December 30, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	45,000	45,000
Convertible note payable to non-related party, unsecured, interest of 10%, due on March 26, 2016. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on April 26, 2013. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	30,000	30,000
Convertible note payable to non-related party, interest of 10%, unsecured, due on June 11, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the five days prior to conversion. The Company may not repay the convertible note in cash.	59,800	59,800
Convertible note payable to non-related party, interest rate of 10%, unsecured, due on December 12, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 40% discount from the lowest closing bid price during the fifteen days prior to conversion. The Company may not repay the convertible note in cash.	55,000	55,000
Convertible note payable to non-related party, interest rate of 10%, unsecured, due on July 7, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 40% discount from the lowest closing bid price during the fifteen days prior to conversion. The Company may not repay the convertible note in cash.	27,466	27,466
Convertible note payable to non-related party, interest rate of 12%, unsecured, due on May 15, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	20,134	21,564
Convertible note payable to non-related party, interest rate of 10%, unsecured, due on June 25, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	5,500	5,500
Convertible note payable to non-related party, interest rate of 8%, unsecured, due on July 7, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	77,947	77,947
Convertible note payable to non-related party, interest rate of 8%, unsecured, due on July 7, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	80,236	80,236
Convertible note payable to non-related party, interest rate of 10, unsecured, due on June 15, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	11,500	11,500
Convertible note payable to non-related party, interest rate of 12%, unsecured, due on May 19, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the three lowest trading prices during days prior to conversion. The Company may not repay the convertible note in cash.	60,000	60,000
Convertible note payable to non-related party, interest rate of 12%, unsecured, due on September 30, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the three lowest trading prices during days prior to conversion. The Company may not repay the convertible note in cash.	47,000	47,000

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on August 19, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the three lowest trading prices during days prior to conversion. The Company may not repay the convertible note in cash.	16,018	21,183
Convertible note payable to non-related party, interest rate of 22%, unsecured, due on October 12, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the twenty days prior to conversion. The Company may not repay the convertible note in cash.	58,941	58,941
Convertible note payable to non-related party, interest rate of 12%, unsecured, due on August 30, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the twenty days prior to conversion. The Company may not repay the convertible note in cash.	36,000	36,000
Convertible note payable to non-related party, interest rate of 12%, unsecured, due on November 3, 2017. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the twenty days prior to conversion effective May 3, 2017. The Company may repay the note in cash through May 3, 2017 and not thereafter.	16,500	-
Convertible note payable to non-related party, interest rate of 15%, default interest rate of 22%, unsecured, due on September 11, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 60% discount from the average of the three lowest trading prices during the twenty five days prior to conversion. The Company may not repay the convertible note in cash.	16,652	16,651
Convertible note payable to non-related party, interest rate of 22%, unsecured, due on October 28, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 60% discount from the average of the three lowest trading prices during the twenty five trading days prior to conversion. The Company may not repay the convertible note in cash.	9,050	9,050
Total principal outstanding	987,744	977,839
Less: debt discounts	(1,581)	(177,863)
Total balance	$986,163	$799,976

Required principal payments from December 31, 2016 forward are as follows:

2017	$987,744
2018	-
2019	-
2020	-
2021	-
Total	$987,744

There was $250,452 and $141,572 of accrued interest payable on convertible notes payable as of December 31, 2016 and 2015, respectively.

The Company has recorded a derivative liability for each convertible note payable with a variable conversion rate. See Note 5 for further discussion.

NOTE 8 – RELATED PARTY TRANSACTIONS

We have engaged an entity controlled by the director of the Company to perform consulting services related to the development of new technologies. Payments to this party totaled $0 and $6,909 years ended December 31, 2016 and 2015, respectively.

During the year ended December 31, 2014, the Company received an interest free $8,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities. There was $8,000 due as of December 31, 2016 and 2015.

During the year ended December 31, 2014, the Company received an interest free $2,000 loan from a related party to fund operations. The related party made additional advances of $396 during the year ended December 31, 2016. The loan is unsecured, due on demand and as such is included in current liabilities. There was $2,396 and $2,000 due as of December 31, 2016 and 2015, respectively.

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

NOTE 9 – COMMON STOCK

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

During the year ended December 31, 2016, the Company issued a total of 363,292,475 shares of common stock in exchange for $6,595 of outstanding principal on convertible notes payable. All conversions were performed at contractually obligated terms.

There were 2,915,701,670 shares issued and 2,915,651,670 outstanding as of December 31, 2016.

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

Payroll Tax Liabilities

As of December 31, 2016 and 2015, the Company had accrued $761,396 and $758,773 in payroll tax liabilities. The payment of these liabilities has not been made due to our limited profitability. Due to the uncertainty regarding our future profitability, it is difficult to predict our ability to pay these liabilities. As a result, a federal tax lien has been levied that will have to be satisfied.

Federal Income Tax Liability

On January 29, 2015, we received a notification from the Internal Revenue Service (the “IRS”) regarding deficiencies in our tax return for the year ended December 31, 2011. The notice was the result of not filing our tax return for the year then ended and included the results of an IRS examination which yielded an income tax amount due of $92,804 plus penalties and interest totaling $34,337 for a total amount due of $127,141. While we believe we will be able to successfully reduce the tax liability and assessed penalties to zero or near zero due to our net loss sustained during the year ended December 31, 2011, the possibility exists we will be unsuccessful and could face an assessment for the full amount of $127,141. Because of the undeterminable nature of our ability to successfully reduce or eliminate the amount due, the Company has accrued $127,141 as of December 31, 2016 and 2015 for these amounts due.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2016 and 2015

NOTE 11 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the year ended December 31, 2016:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2015	631,905	$0.30
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(266,667)	0.30
Outstanding, December 31, 2016	365,237	$0.30

The following table discloses information regarding outstanding and exercisable options and warrants at December 31, 2016:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.30	365,237	$0.30	1.39	365,237	$0.30
	365,237	$0.30	1.39	365,237	$0.30

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

December 31, 2016
Expected term of options granted	2 - 5 years
Expected volatility range	394 - 408%
Range of risk-free interest rates	1.70 – 1.73%
Expected dividend yield	0%

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2016 and 2015

NOTE 12 – EQUITY LINE OF CREDIT

On August 6, 2015, the Company entered into line of credit whereby it has the right to sell to the investor up to $5,000,000 of common stock over a period of 24 months. The Company may sell up to $100,000 of common stock, but not less than $5,000, at any time at is sole discretion by issuing a put notice to the investor. The sales price of the stock will be equal to a 30% discount from the average of the lowest two closing bid prices in the preceding five trading days. There is a minimum of ten trading days between put notices. The agreement requires the Company to issue 3% of the total credit line, or $150,000, in common stock with an issue price equal to the average of the daily volume weighted average prices of the Company’s common stock during the five business days immediately preceding the due date of the issuance. The Company did not exercise its rights under the agreement during the years ended December 31, 2016 or 2015.

NOTE 13 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for the year ended December 31, 2016 due to the operating losses experienced during the year ended December 31, 2016. During the year ended December 31, 2015 we recorded income tax expense of $92,804 for a federal income tax due arising from an examination by the Internal Revenue Service as discussed in Note 11 – Commitments and Contingencies. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 2016 or 2015 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35.00%
California state corporation income tax rate, net of benefit from federal income tax	5.75%
Combined tax rate	40.75%
Effect of permeant differences between book and tax net losses	(38.47)%
Change in valuation allowance	(2.28)%
Effect on operating losses	0.00%

Net deferred tax assets consist of the following:

	2016	2015
Net operating loss carry forward	$2,445,041	$2,279,219
Valuation allowance	(2,445,041)	(2,279,219)
Net deferred tax asset	$—	$—

A reconciliation of income taxes computed at the statutory rate is as follows:

	2016	2015
Computed federal income tax expense at statutory rate of 40.75%	$(4,780,595)	$(1,491,995)
Stock issued for services	-	205,578
Amortization of deferred loan costs	6,201	42,127
Amortization of debt discount	99,290	272,552
Depreciation and amortization	1,890	4,067
Change in derivative liability	4,392,988	212,885
Stock issued for legal settlement	-	8,108
Stock issued for penalties	-	8,726
Excess derivative liability charged to interest	14,926	236,167
Gain on extinguishment of debt	-	(69,362)
Non-deductible penalties	-	13,991
Increase in convertible notes outstanding for default penalties	-	56,279
Non-deductible change in accrued expenses	50,948	-
Non-deductible change in paid time off accrual	2,351	2,351
Non-deductible change in payroll accrual	46,179	-
Change in valuation allowance	165,822	591,330
Income tax expense	$-	$92,804

The net federal operating loss carry forward will expire in 2031. This carry forward may be limited upon the consummation of a business combination under IRC Section 382.

NOTE 14 – SUBSEQUENT EVENTS

Common Stock Issuances

On various dates through June 28, 2017, the Company issued a total of 1,651,282,420 common shares for the conversion of a total of $86,519 of outstanding principal on convertible notes payable. All conversions were done under contractual terms within each respective convertible note payable.

On various dates through June 28, 2017, the Company issued a total of 316,611,256 common shares for the conversion of a total of $17,160 of outstanding accrued interest on convertible notes payable. All conversions were done under contractual terms within each respective convertible note payable.

On various dates through June 28, 2017, the Company issued a total of 260,000,000 common shares for services provided by consultants. The shares were valued using the closing price on the dates of issuance which was from $0.0001 to $0.0002 per share resulting in a total value of $42,000.

Convertible Notes Payable

On April 25, 2017, the Company executed a securities purchase agreement with an existing convertible noteholder to enter into an additional $21,230 of convertible notes payable with each carrying a 10% original issue discount resulting in net cash borrowings of $19,300 being available to the Company. The note is carries interest at 12% and each tranche of cash received is due nine months after receipt. The note is convertible into shares of the Company’s common stock at a rate equal to a 42% discount from the lowest intra-day trading price for the Company’s common stock during the twenty days prior to conversion. The Company has received all of the available cash borrowings under the convertible note payable resulting in $21,230 being outstanding as of June 28, 2017.

On May 10, 2017, the Company executed a securities purchase agreement with an existing convertible noteholder to enter into an additional $11,250 of convertible notes payable with and original issue discount totaling $1,500 resulting in net cash borrowings of $9,750 being available to the Company. The note is carries interest at 12% and each tranche of cash received is due nine months after receipt. The note is convertible into shares of the Company’s common stock at a rate equal to a 42% discount from the lowest intra-day trading price for the Company’s common stock during the twenty days prior to conversion. The Company has received all of the available cash borrowings under the convertible note payable resulting in $11,250 being outstanding as of June 28, 2017.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and Interim CFO have determined and concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2016:

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

Due to our small size, we were not able to immediately take any action to remediate these material weaknesses but plan to address these items in the near future. Notwithstanding the assessment that our Internal Controls over Financial Reporting was not effective and that there were material weaknesses identified herein, we believe that our financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and not required to provide the report. There have been no remedial actions taken.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of December 31, 2016.

Name	Age	Position
David D. Singer	67	President, Chief Technology Officer and Director
Devon Jones	38	Chief Executive Officer and Director
Philip Kirkland	52	Chief Financial Officer, Chief Operating Officer and Director

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

Item 11. Executive Compensation.

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2016 and 2015. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non- Qualified Deferred Compensation Earnings	All Other Compensation		Totals ($)
David D. Singer	2016	$0	$0	$0	$0	$0	$0		$0
President and Chief Technology Officer	2015	$0	$0	$100	$0	$0	$6,909	(1)	$7,009
Devon Jones	2016	$50,000	$0	$0	$0	$0	$150,000	(2)	$200,000
Chief Executive Officer	2015	$50,000	$0	$165,200	$0	$0	$150,000	(3)	$365,200
Philip Kirkland	2016	$50,000	$0	$0	$0	$0	$150,000	(4)	$200,000
COO and Chief Financial Officer	2015	$50,000	$0	$165,200	$0	$0	$150,000	(5)	$365,200

(1)	This amount is for consulting services that were paid to Mr. Singer’s entity AWS Services, Inc.

(2)	This amount includes the following: (i) $120,000 pursuant to Mr. Jones’ consulting agreement and (ii) $30,000 for his yearly car allowance.

(3)	This amount includes the following: (i) $120,000 pursuant to Mr. Jones’ consulting agreement and (ii) $30,000 for his yearly car allowance. From January 1, 2014 through December 31, 2015, compensation due to Mr. Jones in the amount of $109,270 has accrued, but has not been paid.

(4)	This amount includes the following: (i) $120,000 pursuant to Mr. Kirkland’s consulting agreement and (ii) $30,000 for his yearly car allowance.

(5)	This amount includes the following: (i) $120,000 pursuant to Mr. Kirkland’s consulting agreement and (ii) $30,000 for his yearly car allowance. From January 1, 2014 through December 31, 2015, compensation due to Mr. Kirkland in the amount of $156,636 has accrued, but has not been paid.

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards for the year ended December 31, 2016.

Compensation of Directors

The Company has not compensated any of its directors for service on the Board of Directors. Management directors are not compensated for their service as directors; however they may receive compensation for their services as employees of the Company. The compensation received by our management directors is shown in the “Summary Compensation Table” above.

Employment Agreements

On January 1, 2012, we entered into an employment agreement with our Chief Financial Officer, Philip Kirkland. Pursuant to the agreement, Mr. Kirkland’s employment will be for a term of three (3) years, unless removed earlier, and be compensated with an annual base salary of $50,000 plus a $30,000 yearly car allowance. The agreement was renewed upon expiration in annual increments through December 31, 2017.

On January 1, 2012, we entered into an employment agreement with our Chief Executive Officer, Devon Jones. Pursuant to the agreement, Mr. Jones’s employment will be for a term of three (3) years, unless removed earlier, and be compensated with an annual base salary of $50,000 plus a $30,000 yearly car allowance. The agreement was renewed upon expiration in annual increments through December 31, 2017.

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

From January 1, 2014 through December 31, 2016, compensation due to Mr. Jones in the amount of $242,236 has accrued, but has not been paid.

From January 1, 2014 through December 31, 2016, compensation due to Mr. Kirkland in the amount of $331,466 has accrued, but has not been paid.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (1)
5% Shareholders
SCS, LLC	34,040,000	(2)	1.2%
LRK Holdings, LLC	34,090,000	(3)	1.2%

Directors and Executive Officers
David D. Singer	774,900		0.0%
Devon Jones	34,040,000		1.2%
Philip Kirkland	34,090,000		1.2%
All directors and officers as a group (3 people)	68,904,900		2.4%

(1)	Based on 2,915,651,670 shares of common stock outstanding as of December 31, 2016.

(2)	The beneficial owner of SCS, LLC is Devon Jones.

(3)	The beneficial owner of LRK Holdings, LLC is Philip Kirkland.

(4)	The beneficial owner of AWS Services, Inc. is David D. Singer.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have engaged an entity controlled by the director of the Company to perform consulting services related to the development of new technologies. Payments to this party totaled $0 and $6,909 years ended December 31, 2016 and 2015, respectively.

During the year ended December 31, 2014, the Company received an interest free $8,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities. There was $8,000 due as of December 31, 2016 and 2015.

During the year ended December 31, 2014, the Company received an interest free $2,000 loan from a related party to fund operations. The related party made additional advances of $396 during the year ended December 31, 2016. The loan is unsecured, due on demand and as such is included in current liabilities. There was $2,396 and $2,000 due as of December 31, 2016 and 2015, respectively.

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

Item 14. Principal Accounting Fees and Services.

The following presents aggregate fees for professional services rendered by our independent registered public accounting firm, Anton & Chia LLP.

Audit Fees

For the Company’s fiscal years ended December 31, 2016 and 2015, we were billed approximately $60,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were $0 and $1,500 of total fees for audit related services for the years ended December 31, 2016 and 2015.

Tax Fees

There were no fees billed during each of the years ended December 31, 2016 and 2015 for tax compliance, advice and filings.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2016 and 2015.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Financial Statements on pages F-1 through F-22 of this report.

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

Signature	Title	Date

/s/ Devon Jones	Chief Executive Officer and Director	June 29, 2017
Devon Jones	(Principal Executive Officer)

/s/ David D. Singer	President and Director	June 29, 2017
David D. Singer

/s/ Philip Kirkland	Chief Financial Officer, Chief Operating Officer and Director	June 29, 2017
Philip Kirkland	(Principal Financial and Accounting Officer)

