Form 10-Q
period 2017-03-31
Intelligent Highway Solutions, Inc.
filed 2017-07-17
CIK 1549719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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

As of July 17, 2017, there is 5,143,545,346 shares of common stock, $0.00001 par value outstanding.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$96,197	$1,002
Contracts receivable, net	897,990	-
Costs and estimated earnings in excess of billings on uncompleted contracts	14,981	-
Total current assets	1,009,168	1,002

Property and equipment, net of accumulated depreciation of $8,422 and $8,101	102,524	320
Intangible assets, net of accumulated amortization of $27,788 and $0	161,682	-
Goodwill	1,474,907	-

Total assets	$2,748,281	$1,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$1,064,877	219,098
Accrued expenses and other liabilities	1,735,270	1,661,776
Accrued interest	308,884	277,829
Notes payable, current portion	589,359	258,609
Convertible notes payable, current portion, net of discounts of $965 and $1,581	975,287	986,163
Notes payable, related party, current portion	7,396	7,396
Credit line payable	631,855	-
Derivative liability	2,196,937	11,855,072
Total current liabilities	7,509,865	15,265,943

Notes payable, net of current portion	1,146,555	-
Total liabilities	8,656,420	15,265,943

Stockholders’ deficit
Series A convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; 10,000,000 and 2,500,000 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	100	25
Common stock, $0.00001 par value; 10,000,000,000 shares authorized; 3,375,701,670 and 2,915,701,670 issued; 3,375,651,670 and 2,915,651,670 outstanding at March 31, 2017 and December 31, 2016, respectively	33,757	29,157
Additional paid-in capital	7,207,302	7,009,783
Treasury stock, 50,000 shares at $.084 per share	(4,200)	(4,200)
Accumulated deficit	(13,128,202)	(22,299,386)
Total Intelligent Highway Solutions stockholders’ deficit	(5,891,243)	(15,264,621)

Non-controlling interest in subsidiary	(16,896)	-

Total liabilities and stockholders’ deficit	$2,748,281	$1,322

See accompanying notes to condensed consolidated financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Revenue	$633,468	$-
Cost of sales	559,291	-
Gross profit	74,177	-

Operating expenses
Salaries and wages	41,443	38,179
General and administrative	320,929	103,463
Total operating expenses	362,372	141,642

Loss from operations	(288,195)	(141,642)

Other income (expense)
Gain on extinguishment of debt	-	40
Gain on derivative fair value adjustment	9,487,661	270,252
Interest expense	(45,178)	(199,701)
Total other income (expense)	9,442,483	70,591

Income (loss) before income taxes	9,154,288	(71,051)

Income tax expense	-	-

Net income (loss) before non-controlling interest	9,154,288	(71,051)
Net loss attributable to non-controlling interest	(16,896)	-
Net income (loss) attributable to Intelligent Highway Solutions	$9,171,184	$(71,051)

Basic income (loss) per common share	$0.00	$(0.00)
Diluted income (loss) per common share	$0.00	$(0.00)

Basic weighted average shares outstanding	3,055,651,670	2,727,711,483
Diluted weighted average shares outstanding	15,281,582,964	2,727,711,483

See accompanying notes to condensed consolidated financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income (loss) before non-controlling interest	$9,154,288	$(71,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued for services	6,750	-
Depreciation	320	2,496
Gain on derivative fair value adjustment	(9,487,661)	(270,252)
Amortization of deferred loan costs	-	9,254
Amortization of debt discount	616	121,090
Amortization of prepaid expenses	-	19,146
Amortization of intangible assets	24,788	-
Expenses paid on behalf of company	137,515	-
Excess derivative liability charged to interest	-	36,631
Changes in operating assets and liabilities
Contracts receivable	(301,651)	-
Accounts payable	290,468	32,509
Accrued interest	44,533	32,331
Accrued expenses and other liabilities	61,763	42,184
Net cash used in operating activities	(65,271)	(45,662)

Cash flows from investing activities
Cash acquired in acquisition	160,466	-
Net cash used in investing activities	160,466	-

Cash flows from financing activities
Repayments on bank overdraft	-	(2,981)
Proceeds from notes payable	-	53,955
Repayments of notes payable	-	(3,263)
Net proceeds from related party payables	-	396
Net cash provided by financing activities	-	48,107

Change in cash and cash equivalents	95,195	2,445
Cash at beginning of period	1,002	-
Cash at end of period	$96,197	$2,445

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Common stock issued for note conversion	$11,492	$5,825
Common stock issued for accrued interest conversion	$13,478	$-
Debt discount on convertible notes	$-	$83,122
Initial measurements of derivative liabilities	$-	$100,097

See accompanying notes to condensed consolidated financial statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2017

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

On March 9, 2017, the Company, through a special purpose entity in which the Company has a controlling interest and 80% ownership, acquired the outstanding ownership interests in Cresent Construction Company, a full service general contracting firm. The Company will continue to perform general contracting services as it continues its development of transportation technologies.

NOTE 2 – UNAUDITED CONDENSED CONSOLDIATED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ended March 31, 2017 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed consolidated interim financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While the Company has recently established an ongoing source of revenues, we do not anticipate it to be sufficient to cover its operating costs  and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred.

Actual results could differ from those estimates. The Company’s condensed consolidated financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The company does not have cash equivalents as of March 31, 2017 or December 31, 2016.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. Balances of each asset class as of March 31, 2017 and December 31, 2016 were:

	March 31, 2017	December 31, 2016
Machinery and equipment	$2,676	$2,149
Furniture and fixtures	14,103	6,273
Leasehold improvements	37,270	-
Vehicles	56,897	-
Sub Total	$110,946	$8,422
Accumulated depreciation	(8,422)	(8,102)
Total	$102,524	$320

Depreciation expense for the three months ended March 31, 2017 and 2016 was $320 and $2,496, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Payroll tax liabilities	761,396	$761,396
Other payroll accruals	212,642	162,765
Federal and state income taxes payable	128,741	128,741
Other	632,491	608,874
Total	$1,735,270	$1,661,776

Other accrued expenses mainly consist of accrued consulting fees due to management and other consulting firms. Of the $128,741 accrued for federal and state income taxes payable at March 31, 2017 and December 31, 2016, $127,141 relates to the federal income tax payable as discussed in Note 11 and $1,600 relates to state income taxes payable.

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

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares during the specified period. For the three months ended March 31, 2017, there was 12,225,931,294 such potentially dilutive shares included in the diluted weighted average shares outstanding. During the three months ended March 31, 2016 potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 12,837,333,612 such potentially dilutive shares excluded for the three months ended March 31, 2016. The potentially dilutive shares arise from the following instruments:

	2017	2016
Convertible notes payable and accrued interest	12,013,308,993	12,837,333,612
Series A convertible preferred stock	212,622,301	-
Total	12,225,931,294	12,837,333,612

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

NOTE 5 – DERIVATIVE LIABILITIES

As discussed in Note 3, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of March 31, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Fair Value at March 31, 2017
Liabilities
Derivative Liability	$-	$2,196,937	$-	$2,196,937

	Level 1	Level 2	Level 3	Fair Value at December 31, 2016
Liabilities
Derivative Liability	$-	$11,855,072	$-	$11,855,072

As of March 31, 2017, the Company had a $2,196,937 derivative liability balance on the balance sheet and recorded a gain from derivative liability fair value adjustment of $9,487,661 during the three months ended March 31, 2017. The Company assessed its outstanding convertible notes payable as summarized in Note 8 – Convertible Notes Payable and determined certain convertible notes payable with variable conversion features contain embedded derivatives and are therefore accounted for at fair value under ASC 920, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments.

Utilizing Level 2 Inputs, the Company recorded fair market value adjustments related to convertible notes payable for the three months ended March 31, 2017 and 2016 of $9,487,661 and $270,252, respectively. The fair market value adjustments were calculated utilizing the Black-Sholes method using the following assumptions: risk free rates of 1.03%, dividend yield of 0%, expected lives of 1 year, and volatility between 325% and 327%.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2016	$11,855,072
Derivative liabilities recorded	-
Change due to note conversion	(170,474)
Fair value adjustment	(9,487,661)
Balance at March 31, 2017	$2,196,937

NOTE 6 – CONCENTRATIONS OF RISK

Our revenues during the three months ended March 31, 2017 were generated completely from three clients. The loss of any of these clients will have a material adverse impact on our business. There were no revenues earned during the three months ended March 31, 2016.

NOTE 7 – NOTES PAYABLE

The Company has entered into various debt agreements to fund operations. A summary of outstanding non-convertible notes payable is as follows:

	March 31, 2017	December 31, 2016
Note payable to non-related party, unsecured, due on September 1, 2014, interest rate of 0%. Currently in default. Principal due on demand.	$20,000	$20,000

Note payable to non-related party, unsecured, due on December 31, 2014, interest rate of 0%. Currently in default. Principal due on demand.	5,000	5,000

Note payable to non-related party, secured by vehicles owned by the Company, due on October 22, 2016, interest rate of 15%. Currently in default. Principal and accrued interest due on demand.	100,000	100,000

Note payable to non-related party, unsecured, due on April 29, 2016, interest rate of 8%. Currently in default. Principal and accrued interest due on demand.	33,000	33,000

Note payable to non-related party, unsecured, due on June 22, 2016, interest rate of 8%. Currently in default. Principal and accrued interest due on demand.	79,755	73,455

Sale of future receivable to non-related party, secured by future accounts receivable, due on December 31, 2016. Principal due as future accounts receivable are collected.	27,154	27,154

Seller’s note from acquisition of Cresent Construction Company, due on March 31, 2022, interest rate of 6%.	1,300,000	-

Bonding note from acquisition of Cresent Construction Company, due on March 31, 2020, interest rate of 8%.	160,466

Vehicle loans	10,539
Total principal outstanding	1,735,914	258,609
Less: debt discounts	-	-
Total balance	$1,735,914	$258,609

Required principal payments from March 31, 2017 forward are as follows:

2017	$433,287
2018	329,801
2019	263,757
2020	270,965
2021	287,678
2022	150,426
Total	$1,735,914

There was $40,589 and $27,377 of accrued interest payable on non-convertible notes payable as of March 31, 2017 and December 31, 2016.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The Company has entered into various convertible debt agreements to fund operations. A summary of outstanding convertible notes payable is as follows:

	March 31, 2017	December 31, 2016
Convertible note payable to non-related party, unsecured, interest of 10%, due on February 13, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	$50,000	$50,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on April 8, 2016. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	15,000	15,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on March 21, 2016. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	30,000	30,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on May 9, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	50,000	50,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on November 4, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on July 15, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	50,000	50,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on September 3, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on October 31, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on October 21, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	20,000	20,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on December 30, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	45,000	45,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on March 26, 2016. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on April 26, 2013. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	30,000	30,000

Convertible note payable to non-related party, interest of 10%, unsecured, due on June 11, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the five days prior to conversion. The Company may not repay the convertible note in cash.	59,800	59,800

Convertible note payable to non-related party, interest rate of 10%, unsecured, due on December 12, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 40% discount from the lowest closing bid price during the fifteen days prior to conversion. The Company may not repay the convertible note in cash.	55,000	55,000

Convertible note payable to non-related party, interest rate of 10%, unsecured, due on July 7, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 40% discount from the lowest closing bid price during the fifteen days prior to conversion. The Company may not repay the convertible note in cash.	27,466	27,466

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on May 15, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	8,642	20,134

	March 31, 2017	December 31, 2016
Convertible note payable to non-related party, interest rate of 10%, unsecured, due on June 25, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	5,500	5,500

Convertible note payable to non-related party, interest rate of 8%, unsecured, due on July 7, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	77,947	77,947

Convertible note payable to non-related party, interest rate of 8%, unsecured, due on July 7, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	80,236	80,236

Convertible note payable to non-related party, interest rate of 10, unsecured, due on June 15, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	11,500	11,500

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on May 19, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the three lowest trading prices during days prior to conversion. The Company may not repay the convertible note in cash.	60,000	60,000

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on September 30, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the three lowest trading prices during days prior to conversion. The Company may not repay the convertible note in cash.	47,000	47,000

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on August 19, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the three lowest trading prices during days prior to conversion. The Company may not repay the convertible note in cash.	16,018	16,018

Convertible note payable to non-related party, interest rate of 22%, unsecured, due on October 12, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the twenty days prior to conversion. The Company may not repay the convertible note in cash.	58,941	58,941

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on August 30, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the twenty days prior to conversion. The Company may not repay the convertible note in cash.	36,000	36,000

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on November 3, 2017. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the twenty days prior to conversion effective May 3, 2017. The Company may repay the note in cash through May 3, 2017 and not thereafter.	16,500	16,500

Convertible note payable to non-related party, interest rate of 15%, default interest rate of 22%, unsecured, due on September 11, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 60% discount from the average of the three lowest trading prices during the twenty five days prior to conversion. The Company may not repay the convertible note in cash	16,651	16,651

Convertible note payable to non-related party, interest rate of 22%, unsecured, due on October 28, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 60% discount from the average of the three lowest trading prices during the twenty five trading days prior to conversion. The Company may not repay the convertible note in cash.	9,050	9,050
Total principal outstanding	976,252	987,744
Less: debt discounts	(965)	(1,581)
Total balance	$975,287	$986,163

Required principal payments from March 31, 2017 forward are as follows:

2017	$976,252
2018	-
2019	-
2020
2021	-
Total	$976,252

There was $263,662 and $250,452 of accrued interest payable on convertible notes payable as of March 31, 2017 and December 31, 2016.

The Company has recorded a derivative liability for each convertible note payable with a variable conversion rate. See Note 5 for further discussion.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014, the Company received an interest free $8,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities. There was $5,000 due as of March 31, 2017 and December 31, 2016, respectively.

During the year ended December 31, 2014, the Company received an interest free $2,000 loan from a related party to fund operations. The related party made additional advances of $396 during the year ended December 31, 2016. The loan is unsecured, due on demand and as such is included in current liabilities. There was $2,396 due as of March 31, 2017 and December 31, 2016, respectively.

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

During the three months ended March 31, 2017, the Company issued a total of 212,465,932 shares of common stock for the conversion of $11,492 of outstanding principal and 247,534,068 shares of common stock for the conversion of $13,478 of outstanding interest on convertible notes payable. All conversions were performed under the contractual terms of the respective notes payable.

During the three months ended March 31, 2017, the Company issued a total of 7,500,000 shares of Series A Convertible Preferred Stock for services rendered in connection with its acquisition of Cresent Construction Company. The shares of Series A Convertible Preferred Stock were valued on an as converted to common stock basis at $0.0009 per share resulting in a total value of $6,750.

There were 3,375,701,670 and 2,915,701,670 common shares issued and 3,375,651,670 and 2,915,651,670 outstanding at March 31, 2017 and December 31, 2016, respectively.

There were 10,000,000 and 2,500,000 series A convertible preferred shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.

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

Payroll Tax Liabilities

As of March 31, 2017 and December 31, 2016 the Company had accrued $761,396 in payroll tax liabilities. The payment of these liabilities has not been made due to our limited profitability. Due to the uncertainty regarding our future profitability, it is difficult to predict our ability to pay these liabilities. As a result, a federal tax lien has been levied that will have to be satisfied.

Federal Income Tax Liability

On January 29, 2015, we received a notification from the Internal Revenue Service (the “IRS”) regarding deficiencies in our tax return for the year ended December 31, 2011. The notice was the result of not filing our tax return for the year then ended and included the results of an IRS examination which yielded an income tax amount due of $92,804 plus penalties and interest totaling $34,337 for a total amount due of $127,141. While we believe we will be able to successfully reduce the tax liability and assessed penalties to zero or near zero due to our net loss sustained during the year ended December 31, 2011, the possibility exists we will be unsuccessful and could face an assessment for the full amount of $127,141. As detailed in Note 4, there is an accrued liability of $127,141 for this potential payout as of March 31, 2017 and December 31, 2016.

NOTE 12 – STOCK OPTIONS

The following table summarizes all stock option activity for the three month period ending March 31, 2017:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2016	448,570	$0.30
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-
Outstanding, March 31, 2017	448,570	$0.30

The following table discloses information regarding outstanding and exercisable options at March 31, 2017:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.30	448,570	$0.30	1.14	448,570	$0.30
	448,570	$0.30	1.14	448,570	$0.30

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

March 31, 2017
Expected term of options granted	2 - 5 years
Expected volatility range	394 - 408%
Range of risk-free interest rates	1.70 – 1.73%
Expected dividend yield	0%

NOTE 13 – ACQUISTION

On March 9, 2017, the Company, through a newly created special purpose entity, executed a share purchase agreement to acquire all outstanding ownership interests in Crescent Construction Company, Inc. a full service general contracting firm for total consideration of $1,800,000. The agreement required a cash payment of $500,000 at closing plus a note payable for $1,300,000. The note carries interest of 6%, matures on March 31, 2022 and requires equal quarterly payments of $152,693. Additionally, the Company entered into a separate note payable with the seller for cash proceeds of $160,466. Because this note was executed simultaneously with the purchase agreement, it was considered part of the acquisition price which brought the total consideration to $1,960,466.

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, contracts receivable, equipment, non-compete agreements and contracts in progress) and liabilities assumed (accounts payable and accrued expenses and notes payable) at fair value as of the acquisition date. The cash, contracts receivable, accounts payable and accrued expenses and notes payable were deemed to be recorded at fair value as of the acquisition date. The Company determined the fair value of all equipment to be historical book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. The allocation of the excess purchase price is not final and the amounts allocated to intangible assets are subject to change pending the completion of final valuations of certain assets and liabilities. Under the purchase agreement, the Company paid cash of $500,000 and issued a total of $1,460,466 of promissory notes for total consideration of $1,960,466. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS ACQUIRED
Cash	$160,466
Contracts receivable	611,320
Equipment	102,524
Non-compete agreement	32,468
Contracts in progress	157,002
Goodwill	1,474,907
Total assets acquired	$2,538,687

LIABILITIES ASSUMED
Accounts payable and accrued expenses	$567,042
Notes payable	11,179
Total liabilities assumed	578,221

NET ASSETS ACQUIRED	$1,960,466

In accordance with ASC 805-10-50, the Company is providing the following unaudited pro-forma condensed consolidated statements of operations to present a summary of the combined results of the Company’s condensed consolidated operations as if the acquisition had been completed as of the beginning of the reporting period. Adjustments were made to eliminate any inter-company transactions in the periods presented.

INTELLIGENT HIGHWAY SOLUTIONS

PRO-FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
Revenue	$1,399,750	$1,858,038
Cost of sales	1,426,641	1,638,598
Gross (loss) profit	(26,891)	219,440

Operating expenses
Salaries and wages	66,824	59,100
General and administrative	172,484	133,457
Total operating expenses	239,308	192,557

Income (loss) from operations	(266,199)	26,883

Other income (expense)
Gain on extinguishment of debt	-	40
Gain on derivative fair value adjustment	9,487,661	270,252
Interest expense	(32,349)	(199,701)
Total other income (expense), net	9,455,312	70,591

Income before income taxes	9,189,113	97,474

Income tax expense	-	-

Net income before non-controlling interest	9,189,113	97,474
Net (loss) income attributable to non-controlling interest	(9,931)	33,705
Net income attributable to Intelligent Highway Solutions	$9,199,044	$63,769

NOTE 14 – EQUITY LINE OF CREDIT

On August 6, 2015, the Company entered into line of credit whereby it has the right to sell to the investor up to $5,000,000 of common stock over a period of 24 months. The Company may sell up to $100,000 of common stock, but not less than $5,000, at any time at is sole discretion by issuing a put notice to the investor. The sales price of the stock will be equal to a 30% discount from the average of the lowest two closing bid prices in the preceding five trading days. There is a minimum of ten trading days between put notices. The agreement requires the Company to issue 3% of the total credit line, or $150,000, in common stock with an issue price equal to the average of the daily volume weighted average prices of the Company’s common stock during the five business days immediately preceding the due date of the issuance. The Company did not exercise its rights under the agreement during the period ended March 31, 2017.

NOTE 15 – LINE OF CREDIT

On March 9, 2017, the Company entered into a revolving line of credit to borrow up to $5,000,000 dollars of which $631,855 was drawn immediately. Of the amount drawn on March 9, 2017, $500,000 was paid to the seller of Cresent Construction Company as the cash component of the acquisition and $131,855 was drawn to pay seller and financer acquisition related costs. The credit line carries interest at 12% per annum. There was $631,855 and $0 of principal drawn as of March 31, 2017 and December 31, 2016, respectively. There was $4,634 and $0 of accrued interest due at March 31, 2017 and December 31, 2016, respectively.

NOTE 16 – SUBSEQUENT EVENTS

Common Stock Issuances

On various dates through July 17, 2017, the Company issued a total of 1,438,816,488 common shares for the conversion of a total of $75,028 of outstanding principal on convertible notes payable. All conversions were done under contractual terms within each respective convertible note payable.

On various dates through July 17, 2017, the Company issued a total of 69,077,188 common shares for the conversion of a total of $3,682of outstanding accrued interest on convertible notes payable. All conversions were done under contractual terms within each respective convertible note payable.

On various dates through July 17, 2017, the Company issued a total of 260,000,000 common shares for services provided by consultants. The shares were valued using the closing price on the dates of issuance which was from $0.0001 to $0.0002 per share resulting in a total value of $42,000.

Convertible Notes Payable

On April 25, 2017, the Company executed a securities purchase agreement with an existing convertible noteholder to enter into an additional $21,230 of convertible notes payable with each carrying a 10% original issue discount resulting in net cash borrowings of $19,300 being available to the Company. The note is carries interest at 12% and each tranche of cash received is due nine months after receipt. The note is convertible into shares of the Company’s common stock at a rate equal to a 42% discount from the lowest intra-day trading price for the Company’s common stock during the twenty days prior to conversion. The Company has received all of the available cash borrowings under the convertible note payable resulting in $21,230 being outstanding as of July 17, 2017.

On May 10, 2017, the Company executed a securities purchase agreement with an existing convertible noteholder to enter into an additional $11,250 of convertible notes payable with and original issue discount totaling $1,500 resulting in net cash borrowings of $9,750 being available to the Company. The note carries interest at 12% and each tranche of cash received is due nine months after receipt. The note is convertible into shares of the Company’s common stock at a rate equal to a 42% discount from the lowest intra-day trading price for the Company’s common stock during the twenty days prior to conversion. The Company has received all of the available cash borrowings under the convertible note payable resulting in $11,250 being outstanding as of July 17, 2017.

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

On March 9, 2017, the Company, through a special purpose entity in which the Company has a controlling interest and 80% ownership, acquired the outstanding ownership interests in Cresent Construction Company, a full service general contracting firm. The Company will continue to perform general contracting services as it continues its development of transportation technologies.

Results of Operations

Revenue

All revenue during the three months ended March 31, 2017 were generated from general construction contracting services performed by Cresent Construction Company. We did not generate revenue during the three months ended March 31, 2016.

Three months ended March 31, 2017 and 2016

	Three months ended March 31,
	2017	2016	Change
Revenue	$633,468	$-	$633,468

Revenues for the three months ended March 31, 2017 were $633,468 compared to $0 during the same period in 2016. The increase in revenue was the result of the Company’s acquisition of Cresent Construction Company as all revenues generated during the three months ended March 31, 2017 were from services performed by Cresent.

Cost of Goods Sold

Cost of revenues include all direct material, sub-contract, labor, and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits. Additionally, the amortization of intangibles assets resulting from the acquisition of Cresent Contraction Company are recorded as costs of goods sold.

Three months ended March 31, 2017 and 2016

	Three months ended March 31,
	2017	2016	Change
Labor	$517,930	$-	$517,930
Amortization of intangible assets	27,888	-	27,888
Other	13,573	-	13,573
Total	$559,291	$-	$559,291

Cost of goods sold for the three months ended March 31, 2017 were $559,291 compared to $0 during the same period in 2016. The increase in cost of revenue was the result of the Company’s acquisition of Cresent Construction Company as all costs of revenues generated during the three months ended March 31, 2017 were from services performed by Cresent.

Operating Expenses

Three months ended March 31, 2017 and 2016

	Three months ended March 31,
	2017	2016	Change
Salaries and wages	$41,443	$38,179	$3,264
Professional services	173,779	96,947	76,832
Other	147,150	6,516	140,634
Total	$362,372	$141,642	$220,730

Operating expenses for the three months ended March 31, 2017 were $362,372 compared to $141,642 for the three months ended March 31, 2016. The increase of $220,730 or 156% is the result of the Company’s increased operations from its acquisition completed during the three months ended March 31, 2017. Salaries and wages consist of management compensation during each period presented which is relatively unchanged due to the renewal of existing employment agreements in 2017 under the substantially the same terms as agreements in place for 2016. Professional fees increased $76,832, or 79%, during the three months ended March 31, 2017 as the result of acquisition related legal costs incurred during the three months ended March 31, 2017 that were not present in 2016. The increase in other operating expenses is the result of the Company incurring acquisition related costs of $131,855 as part of the acquisition closed during the three months ended March 31, 2017.

Other Income and Expenses

Three months ended March 31, 2017 and 2016

	Three months ended March 31,
	2017	2016	Change
Interest expense, net	$(45,178)	$(199,701)	$154,523
Gain on extinguishment of debt	-	40	(40)
Gain on derivative fair value adjustment	9,487,661	270,252	9,217,409
Total	$9,442,483	$70,591	$9,371,892

Other income and expense during the three months ended March 31, 2017 was a net gain of $9,442,483 compared to a net gain of $70,591 during the three months ended March 31, 2016. The increase in net gain of $9,371,892 was the result of increased gains recognized on the fair value adjustment of derivative liabilities. We do not expect this amount of gain to be recurring.

Net Income (Loss)

Three months ended March 31, 2017 and 2016

	Three months ended March 31,
	2017	2016	Change
Net income (loss) before non-controlling interest	$9,154,288	$(71,051)	$9,225,339
Non-controlling interest	(16,896)	-	(16,896)
Net income (loss) after non-controlling interest	$9,171,184	$(71,051)	$9,208,443

Net income for the three months ended March 31, 2017 was $9,171,184 compared to a net loss of $71,051 for the three months ended March 31, 2016. The increase in net income during the three months ended March 31, 2017 is attributable to the increased gain on the fair market value of derivatives partially offset by increased acquisition related costs.

Liquidity and Capital Resources

As of March 31, 2017, we had cash of $96,197, total current assets of $1,009,168 and total current liabilities of $7,509,865 creating a working capital deficit of $6,500,697. Current assets consisted of $96,197 in cash, $897,990 of net contracts receivable and $14,981 of costs in excess of billings. Current liabilities consisted of accounts payable $1,064,877, current notes payable of $589,359, current convertible notes payable net of discounts of $975,287, a derivative liability of $2,196,937, accrued interest of $308,884, related party notes payable of $7,396, a credit line payable of $631,855 and accrued expenses and other liabilities of $1,735,270.

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

We expect our cash needs to fund operations during the twelve months to be approximately $500,000. The Company will need additional financing to continue operations in 2017 and beyond which management anticipates will be generated from short term related party loans, convertible notes with non-related parties and non-convertible notes with non-related parties.

Cash Flows from Operating Activities

Cash flows used in operating activities during the three months ended March 31, 2017 was $65,271 which consisted of a net income before non-controlling interest of $9,154,288, non-cash expenses and gains of $9,314,672, mainly due to a gain on the fair market value of derivative liabilities of $9,487,661 offset by expenses paid on behalf of the Company of $137,515, and negative changes in working capital of $95,113.

Cash flows used in operating activities during the three months ended March 31, 2016 was $45,662 which consisted of a net loss of $71,051, non-cash expenses and gains of $81,635, mainly due to a gain on the fair market value of derivative liabilities of $270,252 offset by the amortization of debt discounts of $121,090, and negative changes in working capital of $107,024.

Cash Flows from Investing Activities

During the three months ended March 31, 2017 and 2016, we generated $160,466 and $-0- of cash in investing activities. Cash generated from investing activities during the three months ended March 31, 2017 consisted solely of cash acquired in the acquisition of Cresent Construction Company.

Cash Flows from Financing Activities

The Company did not generate cash from or use cash in financing activities during the three months ended March 31, 2017.

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

Critical Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2017 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on June 29, 2017.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of March 31, 2017, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2017:

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

During the three months ended March 31, 2017, the Company issued a total of 212,465,932 shares of common stock for the conversion of $11,492 of outstanding principal and 247,534,068 shares of common stock for the conversion of $13,478 of outstanding interest on convertible notes payable.

During the three months ended March 31, 2017, the Company issued a total of 7,500,000 shares of Series A Convertible Preferred Stock for services rendered in connection with its acquisition of Cresent Construction Company.

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Date: July 17, 2017	By:	/s/ Devon Jones
Devon Jones
Chief Executive Officer
(Principal Executive Officer)

Date: July 17, 2017	By:	/s/ Philip Kirkland
Philip Kirkland
Chief Financial Officer
(Principal Financial and Accounting Officer)

