Form 10-Q
period 2017-06-30
Intelligent Highway Solutions, Inc.
filed 2017-08-22
CIK 1549719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 21, 2017, there is 6,842,626,916 shares of common stock, $0.00001 par value outstanding.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$99,303	$1,002
Contracts receivable, net	647,126	-
Prepaid expenses	11,525	-
Total current assets	757,954	1,002

Property and equipment, net of accumulated depreciation of $19,055 and $8,101	91,891	320
Intangible assets, net of accumulated amortization of $106,733 and $0	82,737	-
Goodwill	1,474,907	-

Total assets	$2,407,489	$1,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$46	$-
Accounts payable	755,502	219,098
Billings in excess of costs and estimated earnings on uncompleted contracts	30,011	-
Accrued expenses and other liabilities	1,772,042	1,661,776
Accrued interest	368,490	277,829
Notes payable, current portion	592,435	258,609
Convertible notes payable, current portion, net of discounts and issue costs of $69,064 and $1,581	954,020	986,163
Notes payable, related party, current portion	7,396	7,396
Credit line payable	631,855	-
Derivative liability	1,135,653	11,855,072
Total current liabilities	6,247,450	15,265,943

Notes payable, net of current portion	1,128,572	-
Total liabilities	7,376,022	15,265,943

Stockholders’ deficit
Series A convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; 10,000,000 and 2,500,000 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	100	25
Common stock, $0.00001 par value; 10,000,000,000 shares authorized; 5,764,655,546 and 2,915,701,670 issued; 5,764,605,546 and 2,915,651,670 outstanding at June 30, 2017 and December 31, 2016, respectively	57,647	29,157
Additional paid-in capital	7,511,881	7,009,783
Treasury stock, 50,000 shares at $.084 per share	(4,200)	(4,200)
Accumulated deficit	(12,503,116)	(22,299,386)
Total Intelligent Highway Solutions stockholders’ deficit	(4,937,688)	(15,264,621)

Non-controlling interest in subsidiary	(30,845)	-

Total liabilities and stockholders’ deficit	$2,407,489	$1,322

See accompanying notes to unaudited condensed consolidated financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$1,395,855	$-	$2,029,323	$-
Cost of sales	1,371,125	-	1,930,416	-
Gross profit	24,730	-	98,907	-

Operating expenses
Salaries and wages	41,442	41,442	82,885	79,621
General and administrative	226,751	86,524	547,680	189,987
Total operating expenses	268,193	127,966	630,565	269,608

Loss from operations	(243,463)	(127,966)	(531,658)	(269,608)

Other income (expense)
Gain on extinguishment of debt	-	2,102	-	2,142
Gain on sale of fixed assets	-	13,750	-	13,750
Gain (loss) on derivative fair value adjustment	1,029,777	(51,977)	10,517,438	218,275
Interest expense	(175,177)	(140,979)	(220,355)	(340,680)
Total other income (expense)	854,600	(177,104)	10,297,083	(106,513)

Income (loss) before income taxes	611,137	(305,070)	9,765,425	(376,121)

Income tax expense	-	-	-	-

Net income (loss) before non-controlling interest	611,137	(305,070)	9,765,425	(376,121)
Net loss attributable to non-controlling interest	(13,949)	-	(30,845)	-
Net income (loss) attributable to Intelligent Highway Solutions	$625,086	$(305,070)	$9,796,270	$(376,121)

Basic income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)
Diluted income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)

Basic weighted average shares outstanding	4,616,761,507	2,775,651,670	3,840,519,046	2,751,681,576
Diluted weighted average shares outstanding	19,394,241,029	2,775,651,670	18,617,998,568	2,751,681,576

See accompanying notes to unaudited condensed consolidated financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30
	2017	2016
Cash flows from operating activities
Net income (loss) before non-controlling interest	$9,765,425	$(376,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued for services	6,750	-
Common stock issued for services	42,000	-
Depreciation	10,953	3,721
Gain on derivative fair value adjustment	(10,517,438)	(218,275)
Amortization of deferred loan costs	5,592	13,592
Amortization of debt discount	35,909	214,623
Amortization of prepaid expenses	-	36,418
Amortization of intangible assets	106,733	-
Expenses paid on behalf of company	143,515	-
Excess derivative liability charged to interest	64,994	36,631
Changes in operating assets and liabilities		-
Contracts receivable	(50,787)	-
Prepaid expenses	(11,525)	-
Earnings in excess of billings	14,981
Billings in excess of costs	28,184
Accounts payable	69,143	37,954
Accrued interest	116,652	64,306
Accrued expenses and other liabilities	108,862	133,742
Net cash used in operating activities	(60,057)	(53,409)

Cash flows from investing activities
Cash acquired in acquisition	160,466	-
Net cash used in investing activities	160,466	-

Cash flows from financing activities
Proceeds from repayments on bank overdraft	46	(2,981)
Proceeds from notes payable	-	59,455
Repayments of notes payable	(14,907)	(3,263)
Proceeds from convertible notes payable	15,000	-
Repayments of convertible notes payable	(2,247)	-
Net proceeds from related party payables	-	396
Net cash provided by financing activities	(2,108)	53,607

Change in cash and cash equivalents	98,301	198
Cash at beginning of period	1,002	-
Cash at end of period	$99,303	$198

Supplemental disclosures of cash flow information
Cash paid for interest	$2,800	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Common stock issued for note conversion	$108,742	$5,825
Common stock issued for accrued interest conversion	$25,991	$-
Debt discount on convertible notes	$-	$83,122
Initial measurements of derivative liabilities	$-	$100,097

See accompanying notes to unaudited condensed consolidated financial statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2017

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

NOTE 2 – UNAUDITED CONDENSED CONSOLDIATED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods ended June 30, 2017 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements. The results of operations for the periods ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed consolidated interim financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2017, the Company has an accumulated deficit of $12,503,116 a working capital deficit of $5,489,496 and continued losses from operations. While the Company has recently established an ongoing source of revenues, we do not anticipate it to be sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The company does not have cash equivalents as of June 30, 2017 or December 31, 2016.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. Balances of each asset class as of June 30, 2017 and December 31, 2016 were:

	June 30, 2017	December 31, 2016
Machinery and equipment	$2,676	$2,149
Furniture and fixtures	14,103	6,273
Leasehold improvements	37,270	-
Vehicles	56,897	-
Sub Total	$110,946	$8,422
Accumulated depreciation	(19,055)	(8,102)
Total	$91,891	$320

Depreciation expense for the three months ended June 30, 2017 and 2016 was $10,633 and $1,225, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 was $10,953 and $3,721, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Payroll tax liabilities	$761,396	$761,396
Other payroll accruals	250,306	162,765
Federal and state income taxes payable	128,741	128,741
Accrued consulting fees due to management	443,033	439,876
Other	188,566	168,998
Total	$1,772,042	$1,661,776

Other accrued expenses mainly consist of accrued consulting fees due to management and other consulting firms. Of the $128,741 accrued for federal and state income taxes payable at June 30, 2017 and December 31, 2016, $127,141 relates to the federal income tax payable as discussed in Note 11 and $1,600 relates to state income taxes payable.

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

Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

The following is a summary of the contracts in progress at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$798,435	$-
Profit earned on uncompleted contracts	28,742	-
	827,177	-
Billings to date	(857,188)	-
	$(30,011)	$-

This amount is included in the accompanying balance sheet under the following captions at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Billings in excess of costs and estimated earnings on uncompleted contracts	$30,011	$-

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

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares during the specified period. For the three and six months ended June 30, 2017, there was 14,777,479,522 such potentially dilutive shares included in the diluted weighted average shares outstanding. During the three and six months ended June 30, 2016 potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 12,930,676,025 such potentially dilutive shares excluded for the three and six months ended June 30, 2016. The potentially dilutive shares arise from the following instruments:

	2017	2016
Convertible notes payable and accrued interest	14,687,479,522	12,930,676,025
Series A convertible preferred stock	90,000,000	-
Total	14,777,479,522	12,930,676,025

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” This update eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company has adopted this guidance and the adoption of this guidance did not have an impact on the Company’s results of operations, financial position, or cash flows for the three or six months ended June 30, 2017 or 2016.

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

NOTE 5 – DERIVATIVE LIABILITIES

As discussed in Note 3, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of June 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Fair Value at June 30, 2017
Liabilities
Derivative Liability	$-	$-	$1,135,653	$1,135,653

	Level 1	Level 2	Level 3	Fair Value at December 31, 2016
Liabilities
Derivative Liability	$-	$-	$11,855,072	$11,855,072

As of June 30, 2017, the Company had a $1,135,653 derivative liability balance on the balance sheet and recorded a gain from derivative liability fair value adjustment of $1,029,777 and $10,517,438 during the three and six months ended June 30, 2017. The Company assessed its outstanding convertible notes payable as summarized in Note 8 – Convertible Notes Payable and determined certain convertible notes payable with variable conversion features contain embedded derivatives and are therefore accounted for at fair value under ASC 920, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments.

Utilizing Level 3 Inputs, the Company recorded fair market value adjustments related to convertible notes payable for the three months ended June 30, 2017 and 2016 of $1,029,777 and $(51,977) and fair value adjustments related to the convertible notes payable for the six months ended June 30, 2017 and 2016 of $10,517,438 and $218,275, respectively. The fair market value adjustments were calculated utilizing the Black-Sholes method using the following assumptions: risk free rates of 1.03% to 1.24%, dividend yield of 0%, expected lives of 0.35 to 1 years, and volatility between 405% and 488%.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2016	$11,855,072
Derivative liabilities recorded	145,199
Change due to note conversion	(347,180)
Fair value adjustment	(10,517,438)
Balance at June 30, 2017	$1,135,653

NOTE 6 – CONCENTRATIONS OF RISK

Our revenues during the three and six months ended June 30, 2017 were generated completely from three clients. The loss of any of these clients will have a material adverse impact on our business. There were no revenues earned during the three or six months ended June 30, 2016.

NOTE 7 – NOTES PAYABLE

The Company has entered into various debt agreements to fund operations. A summary of outstanding non-convertible notes payable is as follows:

	June 30, 2017	December 31, 2016
Note payable to non-related party, unsecured, due on September 1, 2014, interest rate of 0%. Currently in default. Principal due on demand.	$20,000	$20,000

Note payable to non-related party, unsecured, due on December 31, 2014, interest rate of 0%. Currently in default. Principal due on demand.	5,000	5,000

Note payable to non-related party, secured by vehicles owned by the Company, due on October 22, 2016, interest rate of 15%. Currently in default. Principal and accrued interest due on demand.	100,000	100,000

Note payable to non-related party, unsecured, due on April 29, 2016, interest rate of 8%. Currently in default. Principal and accrued interest due on demand.	33,000	33,000

Note payable to non-related party, unsecured, due on June 22, 2016, interest rate of 8%. Currently in default. Principal and accrued interest due on demand.	79,755	73,455

Sale of future receivable to non-related party, secured by future accounts receivable, due on December 31, 2016. Principal due as future accounts receivable are collected.	27,154	27,154

Seller’s note from acquisition of Cresent Construction Company, due on March 31, 2022, interest rate of 6%. Semi-annual payments of $152,693 due in February and August required through maturation. There have been no payments on this note to date with the first being due no earlier than August 9, 2017. Payments are required upon 30 days’ written notice by the noteholder.	1,300,000	-

Bonding note from acquisition of Cresent Construction Company, due on March 31, 2020, interest rate of 8%. Monthly payments of $7,834 required through maturation.	146,892	-

Vehicle loans. Secured by vehicles of Cresent Construction Company	9,206	-
Total principal outstanding	1,721,007	258,609
Less: debt discounts	-	-
Total balance	$1,721,007	$258,609

Required principal payments from June 30, 2017 forward are as follows:

2017	$413,079
2018	335,102
2019	263,757
2020	270,965
2021	287,678
2022	150,426
Total	$1,721,007

There was $90,372 and $27,377 of accrued interest payable on non-convertible notes payable as of June 30, 2017 and December 31, 2016.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The Company has entered into various convertible debt agreements to fund operations. A summary of outstanding convertible notes payable is as follows:

	June 30, 2017	December 31, 2016
Convertible note payable to non-related party, unsecured, interest of 10%, due on February 13, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	$50,000	$50,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on April 8, 2016. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	15,000	15,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on March 21, 2016. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	30,000	30,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on May 9, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	50,000	50,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on November 4, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on July 15, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	50,000	50,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on September 3, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on October 31, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on October 21, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	20,000	20,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on December 30, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	45,000	45,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on March 26, 2016. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on April 26, 2013. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	30,000	30,000

Convertible note payable to non-related party, interest of 10%, unsecured, due on June 11, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the five days prior to conversion. The Company may not repay the convertible note in cash.	59,800	59,800

Convertible note payable to non-related party, interest rate of 10%, unsecured, due on December 12, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 40% discount from the lowest closing bid price during the fifteen days prior to conversion. The Company may not repay the convertible note in cash.	55,000	55,000

Convertible note payable to non-related party, interest rate of 10%, unsecured, due on July 7, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 40% discount from the lowest closing bid price during the fifteen days prior to conversion. The Company may not repay the convertible note in cash.	27,466	27,466

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on May 15, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	8,642	20,134

Convertible note payable to non-related party, interest rate of 10%, unsecured, due on June 25, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	5,500	5,500

Convertible note payable to non-related party, interest rate of 8%, unsecured, due on July 7, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	8,842	77,947

Convertible note payable to non-related party, interest rate of 8%, unsecured, due on July 7, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	80,236	80,236

Convertible note payable to non-related party, interest rate of 10%, unsecured, due on June 15, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	11,500	11,500

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on April 3, 2018. May be converted at the option of the holder into common stock at a price equal to a 42% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	21,230	-

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on May 10, 2018. May be converted at the option of the holder into common stock at a price equal to a 42% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	16,250	-

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on May 19, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the three lowest trading prices during days prior to conversion. The Company may not repay the convertible note in cash.	50,848	60,000

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on September 30, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the three lowest trading prices during days prior to conversion. The Company may not repay the convertible note in cash.	25,760	47,000

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on August 19, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the three lowest trading prices during days prior to conversion. The Company may not repay the convertible note in cash.	16,018	16,018

Convertible note payable to non-related party, interest rate of 22%, unsecured, due on October 12, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the twenty days prior to conversion. The Company may not repay the convertible note in cash.	58,941	58,941

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on August 30, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the twenty days prior to conversion. The Company may not repay the convertible note in cash.	36,000	36,000

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on November 3, 2017. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the twenty days prior to conversion effective May 3, 2017. The Company may repay the note in cash through May 3, 2017 and not thereafter.	47,725	16,500

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on May 11, 2018. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the lowest three intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion effective August 11, 2017. The Company may not repay the convertible note in cash.	38,525	-

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on June 30, 2018. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the lowest three intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion effective September 29, 2017. The Company may not repay the convertible note in cash.	39,100	-

Convertible note payable to non-related party, interest rate of 15%, default interest rate of 22%, unsecured, due on September 11, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 60% discount from the average of the three lowest trading prices during the twenty five days prior to conversion. The Company may not repay the convertible note in cash.	16,651	16,651

Convertible note payable to non-related party, interest rate of 22%, unsecured, due on October 28, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 60% discount from the average of the three lowest trading prices during the twenty five trading days prior to conversion. The Company may not repay the convertible note in cash.	9,050	9,050
Total principal outstanding	1,023,084	987,744
Less: debt discounts	(69,064)	(1,581)
Total balance	$954,020	$986,163

Required principal payments from June 30, 2017 forward are as follows:

2017	$907,980
2018	115,104
Total	$1,023,084

There was $278,118 and $250,452 of accrued interest payable on convertible notes payable as of June 30, 2017 and December 31, 2016.

The Company has recorded a derivative liability for each convertible note payable with a variable conversion rate. See Note 5 for further discussion.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014, the Company received an interest free $8,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities. There was $5,000 due as of June 30, 2017 and December 31, 2016, respectively.

During the year ended December 31, 2014, the Company received an interest free $2,000 loan from a related party to fund operations. The related party made additional advances of $396 during the year ended December 31, 2016. The loan is unsecured, due on demand and as such is included in current liabilities. There was $2,396 due as of June 30, 2017 and December 31, 2016, respectively.

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

During the six months ended June 30, 2017, the Company issued a total of 2,095,726,820 shares of common stock for the conversion of $112,942 of outstanding principal and 493,227,056 shares of common stock for the conversion of $38,591 of outstanding interest on convertible notes payable. All conversions were performed under the contractual terms of the respective notes payable. Additionally, during the six months ended June 30, 2017, the Company issued a total of 260,000,000 common shares valued at $42,000 for services performed. The common shares issued for services were valued using the close price of the Company’s common stock on the date of issuance.

During the six months ended June 30, 2017, the Company issued a total of 7,500,000 shares of Series A Convertible Preferred Stock for services rendered in connection with its acquisition of Cresent Construction Company. The shares of Series A Convertible Preferred Stock were valued on an as converted to common stock basis at $0.0009 per share resulting in a total value of $6,750.

There were 10,000,000 and 2,500,000 series A convertible preferred shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.

There were 5,764,655,546 and 2,915,701,670 common shares issued and 5,764,605,546 and 2,915,651,670 outstanding at June 30, 2017 and December 31, 2016, respectively.

The Company has 5,764,605,546 common shares outstanding, a total of 14,777,479,522 common share equivalents as discussed in Note 4 – Significant Accounting Policies and 448,570 exercisable options and warrants as discussed in Note 12 – Stock Options for a total of 20,542,533,638 shares of common stock and common stock equivalents as of June 30, 2017. With 10,000,000,000 shares authorized, there are insufficient common shares in treasury to meet all of the Company’s common share equivalents obligations. 14,687,479,522 of the common share equivalents arise from outstanding convertible notes payable as discussed in Note 4 – Significant Accounting Policies and Note 8 – Convertible Notes Payable and as such have been recognized as a debt obligation in conjunction with the underlying derivative liabilities as discussed in Note 5 – Derivative Liabilities. The Company plans to remediate this shortfall either through a reverse stock split or an increased in the authorized common stock of the Company.

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

Payroll Tax Liabilities

As of June 30, 2017 and December 31, 2016 the Company had accrued $761,396 in payroll tax liabilities. The payment of these liabilities has not been made due to our limited profitability. Due to the uncertainty regarding our future profitability, it is difficult to predict our ability to pay these liabilities. As a result, a federal tax lien has been levied that will have to be satisfied.

Federal Income Tax Liability

On January 29, 2015, we received a notification from the Internal Revenue Service (the “IRS”) regarding deficiencies in our tax return for the year ended December 31, 2011. The notice was the result of not filing our tax return for the year then ended and included the results of an IRS examination which yielded an income tax amount due of $92,804 plus penalties and interest totaling $34,337 for a total amount due of $127,141. While we believe we will be able to successfully reduce the tax liability and assessed penalties to zero or near zero due to our net loss sustained during the year ended December 31, 2011, the possibility exists we will be unsuccessful and could face an assessment for the full amount of $127,141. As detailed in Note 4, there is an accrued liability of $127,141 for this potential payout as of June 30, 2017 and December 31, 2016.

Litigation

During the second quarter of 2017, the Company filed a lawsuit in the Superior Court in the County of Sacramento against TCA Global Credit Master Fund, LP (“TCA”) alleging lending fraud as TCA is not licensed or authorized to conduct investment banking or lending business in the State of California under the California Finance Lenders Law and default on the credit line for not having made the credit line available for use. The Company has requested a summary judgement in the amount of $1,730,046 for damages and attorney fees. TCA has filed counter suit claiming default on the credit line. Given the uncertain nature of the outcome of the suit and countersuit, the Company has not accrued for potential costs associated with an unfavorable outcome or potential gain associated with a favorable outcome.

NOTE 12 – STOCK OPTIONS

The following table summarizes all stock option activity for the six months ended June 30, 2017:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2016	448,570	$0.30
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-
Outstanding, June 30, 2017	448,570	$0.30

The following table discloses information regarding outstanding and exercisable options at June 30, 2017:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.30	448,570	$0.30	0.89	448,570	$0.30
	448,570	$0.30	0.89	448,570	$0.30

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

June 30, 2017
Expected term of options granted	2 - 5 years
Expected volatility range	394 - 408%
Range of risk-free interest rates	1.70 – 1.73%
Expected dividend yield	0%

NOTE 13 – ACQUISTION

On March 9, 2017, the Company, through a newly created special purpose entity, executed a share purchase agreement to acquire all outstanding ownership interests in Crescent Construction Company, Inc. a full service general contracting firm for total consideration of $1,800,000. The agreement required a cash payment of $500,000 at closing plus a note payable for $1,300,000. The note carries interest of 6%, matures on March 31, 2022 and requires equal semi-annual payments of $152,693. Additionally, the Company entered into a separate note payable with the seller for cash proceeds of $160,466. Because this note was executed simultaneously with the purchase agreement, it was considered part of the acquisition price which brought the total consideration to $1,960,466. The suit discussed in Note 11 – Commitments and Contingencies notwithstanding, TCA fulfilled its obligation to advance the Company the initial $500,000 against the credit line as discussed in Note 15 – Line of Credit which was paid to the seller as the initial cash payment due at closing.

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

ASSETS ACQUIRED
Cash	$160,466
Contracts receivable	611,320
Equipment	102,524
Non-compete agreement	32,468
Contracts in progress	157,002
Goodwill	1,474,907
Total assets acquired	$2,538,687

LIABILITIES ASSUMED
Accounts payable and accrued expenses	$565,215
Billings in excess of costs on uncompleted contracts	1,827
Notes payable	11,179
Total liabilities assumed	578,221

NET ASSETS ACQUIRED	$1,960,466

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

INTELLIGENT HIGHWAY SOLUTIONS

PRO-FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$1,395,855	$1,756,603	$2,795,605	$3,614,641
Cost of sales	1,371,125	1,506,984	2,797,766	3,145,582
Gross profit	24,730	249,619	(2,161)	469,059

Operating expenses
Salaries and wages	41,442	67,518	108,266	126,618
General and administrative	226,751	110,717	399,235	244,174
Total operating expenses	268,193	178,235	507,501	370,792

Income (loss) from operations	(243,463)	71,384	(509,662)	98,267

Other income (expense)
Gain on extinguishment of debt	-	2,102	-	2,142
Gain on sale of fixed assets	-	13,750	-	13,750
Gain on derivative fair value adjustment	1,029,777	(51,967)	10,517,438	218,275
Interest expense	(175,177)	(141,115)	(207,526)	(340,816)
Total other income (expense)	854,600	(177,230)	10,309,912	(106,649)

Income (loss) before income taxes	611,137	(105,846)	9,800,250	(8,382)

Income tax expense	-	-	-	-

Net income (loss) before non-controlling interest	611,137	(105,846)	9,800,250	(8,382)
Net (loss) income attributable to non-controlling interest	(13,949)	39,843	(23,880)	73,548
Net income (loss) attributable to Intelligent Highway Solutions	$625,086	$(145,689)	$9,824,130	$(81,930)

NOTE 14 – EQUITY LINE OF CREDIT

On August 6, 2015, the Company entered into line of credit whereby it has the right to sell to the investor up to $5,000,000 of common stock over a period of 24 months. The Company may sell up to $100,000 of common stock, but not less than $5,000, at any time at is sole discretion by issuing a put notice to the investor. The sales price of the stock will be equal to a 30% discount from the average of the lowest two closing bid prices in the preceding five trading days. There is a minimum of ten trading days between put notices. The agreement requires the Company to issue 3% of the total credit line, or $150,000, in common stock with an issue price equal to the average of the daily volume weighted average prices of the Company’s common stock during the five business days immediately preceding the due date of the issuance. The Company did not exercise its rights under the agreement during the period ended June 30, 2017.

NOTE 15 – LINE OF CREDIT

On March 9, 2017, the Company entered into a revolving line of credit to borrow up to $5,000,000 dollars of which $631,855 was drawn immediately. Of the amount drawn on March 9, 2017, $500,000 was paid to the seller of Cresent Construction Company as the cash component of the acquisition and $131,855 was drawn to pay seller and financer acquisition related costs. The credit line carries interest at 12% per annum and matures on September 9, 2017 with all outstanding principal being due at maturity. Under the terms of the credit facility, the parties shall not incur or have outstanding funded indebtedness outside of those allowed under the terms of the agreement, enter into or permit and liens, enter into new investments in additional businesses outside of those permitted within the agreement, enter into a transfer of shares or merger, make capital expenditures or issue additional shares of stock without the consent of the credit line maker.

As of June 30, 2017, there was borrowing capacity of $4,368,145. There was $631,855 and $0 of principal drawn as of June 30, 2017 and December 31, 2016, respectively. There was $23,800 and $0 of accrued interest due at June 30, 2017 and December 31, 2016, respectively. The Company has filed suit against TCA claiming default and TCA has filed countersuit against the Company claiming default as discussed in Note 11 – Commitments and Contingencies.

NOTE 16 – SUBSEQUENT EVENTS

On July 11, 2017, the Company entered into a convertible note payable to replace four existing convertible notes payable with the same noteholder for a total of $147,463, equal to the outstanding balances on the four convertible notes it replaces. The new note carries interest at a rate of 12% per annum, is due on April 28, 2018 and is convertible to common stock of the Company at the option of the holder at a rate equal to a 42% discount from the lowest trade price in the twenty trading days prior to conversion. Additionally, the noteholder was granted an unconditional first priority interest in and to all property of the Company and its subsidiaries until the outstanding balance is $0. The Company may not prepay the note in cash.

On various dates in July 2017, the Company issued a total of 1,336,450,093 common shares for the conversion of $69,203 of outstanding principal of convertible notes payable and 11,571,227 common shares for the conversion of $601 of accrued interest on convertible notes payable. The conversions were performed at contractual terms.

As discussed in Note 11 – Commitments and Contingencies, during the second quarter of 2017, the Company filed a lawsuit in the Superior Court in the County of Sacramento against TCA Global Credit Master Fund, LP (“TCA”) alleging lending fraud as TCA is not licensed or authorized to conduct investment banking or lending business in the State of California under the California Finance Lenders Law and default on the credit line for not having made the credit line available for use. On July 14, the Company requested a summary judgement in the amount of $1,730,046 for damages and attorney fees. TCA has filed counter suit claiming default on the credit line. Given the uncertain nature of the outcome of the suit and countersuit, the Company has not accrued for potential costs associated with an unfavorable outcome or potential gain associated with a favorable outcome.

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

On March 9, 2017, the Company, through a special purpose entity in which the Company has a controlling interest and 80% ownership, acquired the outstanding ownership interests in Cresent Construction Company, a full service general contracting firm. The Company will continue to perform general contracting services as it continues its development of transportation technologies. The Company will aim to engage in a greater number of construction contracts in order to increase cash flows to fund the development of transportation technologies. Currently, contracts entered into by Cresent Construction are the Company’s only source of revenue.

Results of Operations

Revenue

All revenue during the three and six months ended June 30, 2017 were generated from general construction contracting services performed by Cresent Construction Company. We did not generate revenue during the three or six months ended June 30, 2016.

Three months ended June 30, 2017 and 2016

	Three months ended June 30,
	2017	2016	Change
Revenue	$1,395,855	$-	$1,395,855

Revenues for the three months ended June 30, 2017 were $1,395,855 compared to $0 during the same period in 2016. The increase in revenue was the result of the Company’s acquisition of Cresent Construction Company as all revenues generated during the three months ended June 30, 2017 were from services performed by Cresent.

Six months ended June 30, 2017 and 2016

	Six months ended June 30,
	2017	2016	Change
Revenue	$2,029,323	$-	$2,029,323

Revenues for the six months ended June 30, 2017 were $2,029,323 compared to $0 during the same period in 2016. The increase in revenue was the result of the Company’s acquisition of Cresent Construction Company as all revenues generated during the three months ended June 30, 2017 were from services performed by Cresent.

Cost of Goods Sold

Cost of revenues include all direct material, sub-contract, labor, and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits. Additionally, the amortization of intangibles assets resulting from the acquisition of Cresent Contraction Company are recorded as costs of goods sold.

Three months ended June 30, 2017 and 2016

	Three months ended June 30,
	2017	2016	Change
Labor	$1,116,440	$-	$1,116,440
Amortization of intangible assets	78,845	-	78,845
Other	175,840	-	175,840
Total	$1,371,125	$-	$1,371,125

Cost of goods sold for the three months ended June 30, 2017 were $1,371,125 compared to $0 during the same period in 2016. The increase in cost of revenue was the result of the Company’s acquisition of Cresent Construction Company as all costs of revenues generated during the three months ended June 30, 2017 were from services performed by Cresent.

Six months ended June 30, 2017 and 2016

	Six months ended June 30,
	2017	2016	Change
Labor	$1,634,370	$-	$1,634,370
Amortization of intangible assets	106,733	-	106,733
Other	189,313	-	189,313
Total	$1,930,416	$-	$1,930,416

Cost of goods sold for the six months ended June 30, 2017 were $1,930,416 compared to $0 during the same period in 2016. The increase in cost of revenue was the result of the Company’s acquisition of Cresent Construction Company as all costs of revenues generated during the six months ended June 30, 2017 were from services performed by Cresent.

Operating Expenses

Three months ended June 30, 2017 and 2016

	Three months ended June 30,
	2017	2016	Change
Salaries and wages	$41,442	$41,442	$-
Professional services	161,531	82,716	78,815
Other	65,220	3,808	61,412
Total	$268,193	$127,966	$140,227

Operating expenses for the three months ended June 30, 2017 were $268,193 compared to $127,966 for the three months ended June 30, 2016. The increase of $140,227 or 110% is the result of the Company’s increased operations from its acquisition completed during the first quarter of 2017. Salaries and wages consist of management compensation during each period presented which is relatively unchanged due to the renewal of existing employment agreements in 2017 under the substantially the same terms as agreements in place for 2016. Professional fees increased $78,815, or 95%, during the three months ended June 30, 2017 as the result of additional stock based compensation for service providers along with audit fees incurred during the three months ended June 30, 2017 that were not present during the same period in 2016. The increase in other operating expenses is the result of increased overhead costs related to Cresent Construction Company present in the current period that were not present in 2016.

Six months ended June 30, 2017 and 2016

	Six months ended June 30,
	2017	2016	Change
Salaries and wages	$82,885	$79,621	$3,264
Professional services	335,310	179,663	155,647
Other	212,370	10,324	202,046
Total	$630,565	$269,608	$360,957

Operating expenses for the six months ended June 30, 2017 were $630,565 compared to $269,608 for the six months ended June 30, 2016. The increase of $360,957 or 134% is the result of the Company’s increased operations from its acquisition completed during the first quarter of 2017. Salaries and wages consist of management compensation during each period presented which is relatively unchanged due to the renewal of existing employment agreements in 2017 under the substantially the same terms as agreements in place for 2016. Professional fees increased $155,647, or 87%, during the six months ended June 30, 2017 as the result of acquisition related professional services, additional stock based compensation for service providers and audit fees incurred during the six months ended June 30, 2017 that were not present during the same period in 2016. The increase in other operating expenses is the result of increased overhead costs related to Cresent Construction Company present in the current period that were not present in 2016.

Other Income and Expenses

Three months ended June 30, 2017 and 2016

	Three months ended June 30,
	2017	2016	Change
Interest expense, net	$(175,177)	$(140,979)	$(34,198)
Gain on sale of fixed assets	-	13,750	(13,750)
Gain on extinguishment of debt	-	2,102	(2,102)
Gain on derivative fair value adjustment	1,029,777	(51,977)	1,081,754
Total	$854,600	$(177,104)	$1,031,704

Other income and expense during the three months ended June 30, 2017 was a net gain of $854,600 compared to a net expense of $177,104 during the three months ended June 30, 2016. The increase in net gain of $1,031,704 was mostly due to increased gains recognized on the fair value adjustment of derivative liabilities which was partially offset by increased interest expense driven by acquisition related debt that was not present during 2016. We do not expect the amount of gain realized on the fair value measurement of derivative liabilities to be recurring.

Six months ended June 30, 2017 and 2016

	Six months ended June 30,
	2017	2016	Change
Interest expense, net	$(220,355)	$(340,680)	$120,325
Gain on sale of fixed assets	-	13,750	(13,750)
Gain on extinguishment of debt	-	2,142	(2,142)
Gain on derivative fair value adjustment	10,517,438	218,275	10,299,163
Total	$10,297,083	$(106,513)	$10,403,596

Other income and expense during the six months ended June 30, 2017 was a net gain of $10,297,083 compared to a net expense of $106,513 during the six months ended June 30, 2016. The increase in net gain of $10,403,596 was mostly due to increased gains recognized on the fair value adjustment of derivative liabilities. We do not expect the amount of gain realized on the fair value measurement of derivative liabilities to be recurring.

Net Income (Loss)

Three months ended June 30, 2017 and 2016

	Three months ended June 30,
	2017	2016	Change
Net income (loss) before non-controlling interest	$611,137	$(305,070)	$916,207
Non-controlling interest	(13,949)	-	(13,949)
Net income (loss) after non-controlling interest	$625,086	$(305,070)	902,258

Net income after non-controlling interest for the three months ended June 30, 2017 was $625,086 compared to a net loss of $305,070 for the three months ended June 30, 2016. The increase in net income during the three months ended June 30, 2017 is attributable to the increased gain on the fair market value of derivatives partially offset by increased acquisition related costs.

Six months ended June 30, 2017 and 2016

	Six months ended June 30,
	2017	2016	Change
Net income (loss) before non-controlling interest	$9,765,425	$(376,121)	$10,141,546
Non-controlling interest	(30,845)	-	(30,845)
Net income (loss) after non-controlling interest	$9,796,270	$(376,121)	10,110,701

Net income after non-controlling interest for the six months ended June 30, 2017 was $9,726,270 compared to a net loss of $376,121 for the six months ended June 30, 2016. The increase in net income during the three months ended June 30, 2017 is attributable to the increased gain on the fair market value of derivatives partially offset by increased acquisition related costs.

Liquidity and Capital Resources

As of June 30, 2017, we had cash of $99,303, total current assets of $757,954 and total current liabilities of $6,247,450 creating a working capital deficit of $5,489,496. Current assets consisted of $99,303 in cash, $647,126 of net contracts receivable and $11,525 of prepaid expenses. Current liabilities consisted of a bank overdraft of $46, accounts payable of $755,502, current notes payable of $592,435, current convertible notes payable net of discounts of $954,020, a derivative liability of $1,135,653, accrued interest of $368,490, related party notes payable of $7,396, a credit line payable of $631,855, billings in excess of costs and estimated earnings on uncompleted contracts of $30,011 and accrued expenses and other liabilities of $1,772,042.

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

Cash Flows from Operating Activities

Cash flows used in operating activities during the six months ended June 30, 2017 was $60,057 which consisted of a net income before non-controlling interest of $9,765,425, non-cash expenses and gains of $10,100,992, mainly due to a gain on the fair market value of derivative liabilities of $10,517,438 offset by expenses paid on behalf of the Company of $143,515, and negative changes in working capital of $275,510.

Cash flows used in operating activities during the six months ended June 30, 2016 was $53,409 which consisted of a net loss of $376,121, non-cash expenses and gains of $86,710 and negative changes in working capital of $236,002.

Cash Flows from Investing Activities

During the six months ended June 30, 2017 and 2016, we generated $160,466 and $-0- of cash in investing activities. Cash generated from investing activities during the six months ended June 30, 2017 consisted solely of cash acquired in the acquisition of Cresent Construction Company.

Cash Flows from Financing Activities

Cash used in financing activities during the six months ended June 30, 2017 was $2,108 which consisted of proceeds from bank overdrafts of $46, repayments of notes payable of $14,907, proceeds from convertible notes payable of 15,000 and repayments on convertible notes payable of $2,247.

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

Critical Accounting Policies

There have been no changes in the Company’s significant accounting policies for the six months ended June 30, 2017 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on June 29, 2017.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of June 30, 2017, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2017:

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

As discussed on Note 11 – Commitment and Contingencies, during the second quarter of 2017, the Company filed a lawsuit in the Superior Court in the County of Sacramento against TCA Global Credit Master Fund, LP (“TCA”) alleging lending fraud as TCA is not licensed or authorized to conduct investment banking or lending business in the State of California under the California Finance Lenders Law and default on the credit line for not having made the credit line available for use. The Company has requested a summary judgement in the amount of $1,730,046 for damages and attorney fees. TCA has filed counter suit claiming default on the credit line. Given the uncertain nature of the outcome of the suit and countersuit, the Company has not accrued for potential costs associated with an unfavorable outcome or potential gain associated with a favorable outcome.

Item 1A.	Risk Factors.

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2017, the Company issued a total of 260,000,000 common shares for services valued at $42,000; 1,837,927,620 shares of common stock for the conversion of $95,852 of outstanding principal and 481,026,256 shares of common stock for the conversion of $25,381 of outstanding interest on convertible notes payable.

During the six months ended June 30, 2017, the Company issued a total of 7,500,000 shares of Series A Convertible Preferred Stock for services rendered in connection with its acquisition of Cresent Construction Company.

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Date: August 22, 2017	By:	/s/ Devon Jones
Devon Jones
Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2017	By:	/s/ Philip Kirkland
Philip Kirkland
Chief Financial Officer
(Principal Financial and Accounting Officer)

