Form 10-Q
period 2017-09-30
Intelligent Highway Solutions, Inc.
filed 2017-11-20
CIK 1549719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

2376 Gold River Rd, Suite 100

Rancho Cordova, CA 95670

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

As of November 20, 2017, there is 9,079,042,257 shares of common stock, $0.00001 par value outstanding.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$130,089	$1,002
Contracts receivable, net	685,451	-
Costs and estimated earnings in excess of billings on uncompleted contracts	-	-
Prepaid expenses	11,525	-
Total current assets	827,065	1,002

Property and equipment, net of accumulated depreciation of $29,688 and $8,101	81,258	320
Intangible assets, net of accumulated amortization of $141,765 and $0	1,522,612	-
Goodwill	-	-

Total assets	$2,430,935	$1,322

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$752,449	$219,098
Billings in excess of costs and estimated earnings on uncompleted contracts	62,750	-
Accrued expenses and other liabilities	1,813,230	1,661,776
Accrued interest	569,066	277,829
Notes payable, current portion	587,803	258,609
Convertible notes payable, current portion, net of discounts and issue costs of $230,070 and $1,581	1,366,729	986,163
Notes payable, related party, current portion	7,496	7,396
Credit line payable	500,000	-
Derivative liability	2,163,181	11,855,072
Total current liabilities	7,822,704	15,265,943

Notes payable, net of current portion	1,018,504	-
Total liabilities	8,841,208	15,265,943

Stockholders’ deficit
Series A convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; 10,000,000 and 2,500,000 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	100	25
Common stock, $0.00001 par value; 10,000,000,000 shares authorized; 8,585,083,257 and 2,915,701,670 issued; 8,585,033,257 and 2,915,651,670 outstanding at September 30, 2017 and December 31, 2016, respectively	85,851	29,157
Additional paid-in capital	7,955,298	7,009,783
Treasury stock, 50,000 shares at $.084 per share	(4,200)	(4,200)
Accumulated deficit	(14,402,903)	(22,299,386)
Total Intelligent Highway Solutions stockholders’ deficit	(6,365,854)	(15,264,621)

Non-controlling interest in subsidiary	(44,419)	-

Total liabilities and stockholders’ deficit	$2,430,935	$1,322

See accompanying notes to condensed consolidated financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30
	2017	2016	2017	2016
Revenue	$1,186,266	$-	$3,215,589	$-
Cost of sales	1,149,731	-	3,080,147	-
Gross profit	36,535	-	135,442	-

Operating expenses
Salaries and wages	41,443	41,443	124,328	121,064
General and administrative	161,931	87,070	709,611	277,057
Total operating expenses	203,374	128,513	833,939	398,121

Loss from operations	(166,839)	(128,513)	(698,497)	(398,121)

Other income (expense)
Gain (loss) on extinguishment of debt	(459,587)	-	(459,587)	2,142
Gain on sale of fixed assets	-	2,800	-	16,550
Gain (loss) on derivative fair value adjustment	(443,974)	131,728	10,073,464	350,003
Penalties on notes convertible payable	(298,321)	-	(298,321)	-
Excess derivative liability charged to interest	(236,348)	-	(301,342)	(36,631)
Interest expense	(308,292)	(69,017)	(463,653)	(373,066)
Total other income (expense)	(1,746,522)	65,511	8,550,561	(41,002)

Income (loss) before income taxes	(1,913,361)	(63,002)	7,852,064	(439,123)

Income tax expense	-	-	-	-

Net income (loss) before non-controlling interest	(1,913,361)	(63,002)	7,852,064	(439,123)
Net loss attributable to non-controlling interest	(13,574)	-	(44,419)	-
Net income (loss) attributable to Intelligent Highway Solutions	$(1,899,787)	$(63,002)	$7,896,483	$(439,123)

Basic income (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted income (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

Basic weighted average shares outstanding	7,567,549,490	2,775,651,670	5,096,514,654	2,759,729,929
Diluted weighted average shares outstanding	7,567,549,490	2,775,651,670	33,865,904,731	2,759,729,929

See accompanying notes to condensed consolidated financial statements.

INTELLIGENT HIGHWAY SOLUTIONS

STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income (loss) before non-controlling interest	$7,852,064	$(439,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued for services	6,750	-
Common stock issued for services	42,000	-
Depreciation	21,586	4,204
Gain on derivative fair value adjustment	(10,073,464)	(350,003)
Amortization of deferred loan costs	10,261	15,219
Amortization of debt discount	173,979	243,052
Loss on extinguishment of debt	459,587	-
Increase in convertible notes payable for default penalties	298,321	-
Amortization of intangible assets	141,765	-
Expenses paid on behalf of company	153,515	53,880
Excess derivative liability charged to interest	301,342	36,631
Changes in operating assets and liabilities
Contracts receivable	(89,112)	-
Prepaid expenses	(11,525)	-
Earnings in excess of billings	14,981	-
Billings in excess of cost	60,923	-
Accounts payable	66,088	38,954
Accrued interest	286,724	96,740
Accrued expenses and other liabilities	120,695	227,559
Net cash used in operating activities	(163,520)	(72,887)

Cash flows from investing activities
Cash acquired in acquisition	160,466	-
Net cash used in investing activities	160,466	-

Cash flows from financing activities
Repayments on bank overdraft	-	(2,981)
Proceeds from notes payable	-	75,770
Repayments of notes payable	(16,852)	-
Proceeds from convertible notes payable	151,300	-
Repayments of convertible notes payable	(2,407)	-
Net proceeds from related party payables	100	396
Net cash provided by financing activities	132,141	73,185

Change in cash and cash equivalents	129,087	298
Cash at beginning of period	1,002	-
Cash at end of period	$130,089	$298

Supplemental disclosures of cash flow information
Cash paid for interest	$2,950	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for note conversion	$235,101	$5,825
Common stock issued for accrued interest conversion	$43,057	$-
Original issue discounts and debt issue costs on convertible notes payable	$32,935	$83,122
Initial measurements of derivative liabilities recorded as debt discounts	$357,567	$100,097
Advance from credit line paid directly to seller for acquisition of Cresent Construction	$500,000	$-

See accompanying notes to condensed consolidated financial statements.

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2017

NOTE 1 – SUMMARY OF BUSINESS

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

NOTE 2 – UNAUDITED CONDENSED CONSOLDIATED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods ended September 30, 2017 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements. The results of operations for the periods ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed consolidated interim financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2017, the Company has an accumulated deficit of $14,402,903 a working capital deficit of $6,995,639, continued losses from operations and significant tax liabilities as discussed in Note 11 – Commitments and Contingencies which raises substantial doubt of the Company’s ability to continue as a going concern. While the Company has recently established an ongoing source of revenues, we do not anticipate it to be sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The company does not have cash equivalents as of September 30, 2017 or December 31, 2016.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2017, the Company entered into a convertible note payable in exchange for two non-convertible notes payable and two convertible notes payable. The exchange was accounted for as a debt modification and the Company recognized a loss from the exchange of $61,546 as the difference in principal and accrued interest outstanding on the existing notes payable and the principal balance of the new convertible note payable. Additionally, the Company recorded a loss on the exchange of debt from the initial measurement of an embedded derivative liability on the convertible note payable of $451,254 and a gain from derivative liabilities on the existing convertible notes payable of $53,213 for a total loss on the exchange of debt of $459,587 for the three and nine months ended September 30, 2017.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method. Balances of each asset class as of September 30, 2017 and December 31, 2016 were:

	September 30, 2017	December 31, 2016
Machinery and equipment	$2,676	$2,149
Furniture and fixtures	14,103	6,273
Leasehold improvements	37,270	-
Vehicles	56,897	-
Sub Total	$110,946	$8,422
Accumulated depreciation	(29,688)	(8,102)
Total	$81,258	$320

Depreciation expense for the three months ended September 30, 2017 and 2016 was $10,633 and $483, respectively.

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $21,586 and $4,204, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Payroll tax liabilities	$761,396	$761,396
Other payroll accruals	290,980	162,765
Federal and state income taxes payable	127,141	128,741
Accrued consulting fees due to management	455,712	439,876
Other	178,001	168,998
Total	$1,813,230	$1,661,776

Other accrued expenses mainly consist of accrued consulting fees due to management and other consulting firms. Of the $127,141 and $128,741 accrued for federal and state income taxes payable at September 30, 2017 and December 31, 2016, $127,141 relates to the federal income tax payable as discussed in Note 11 and $1,600 relates to state income taxes payable as of December 31, 2016.

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

Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

The following is a summary of the contracts in progress at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$2,198,605	$-
Profit earned on uncompleted contracts	121,602	-
	2,320,207	-
Billings to date	(2,382,957)	-
	$(62,750)	$-

This amount is included in the accompanying balance sheet under the following captions at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Billings in excess of costs and estimated earnings on uncompleted contracts	$62,750	$-

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

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares during the specified period. For the nine months ended September 30, 2017, there was 28,859,390,077 such potentially dilutive shares included in the diluted weighted average shares outstanding. During the three months ended September 30, 2017 and the three and nine months ended September 30, 2016 potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. The potentially dilutive shares arise from the following instruments:

2017
Convertible notes payable and accrued interest	28,769,390,077
Series A convertible preferred stock	90,000,000
Total	28,859,390,077

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” This update eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company has adopted this guidance and the adoption of this guidance did not have an impact on the Company’s results of operations, financial position, or cash flows for the three or nine months ended September 30, 2017 or 2016.

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

NOTE 5 – DERIVATIVE LIABILITIES

As discussed in Note 4, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of September 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Fair Value at September 30, 2017
Liabilities
Derivative Liability	$-	$-	$2,163,181	$2,163,181

	Level 1	Level 2	Level 3	Fair Value at December 31, 2016
Liabilities
Derivative Liability	$-	$-	$11,855,072	$11,855,072

As of September 30, 2017, the Company had a $2,163,181 derivative liability balance on the balance sheet and recorded a loss from derivative liability fair value adjustment of $443,974 and a gain of $10,073,464 during the three and nine months ended September 30, 2017. The Company assessed its outstanding convertible notes payable as summarized in Note 8 – Convertible Notes Payable and determined certain convertible notes payable with variable conversion features contain embedded derivatives and are therefore accounted for at fair value under ASC 920, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments.

During the nine months ended September 30, 2017, the Company recorded derivative liabilities totaling $1,110,163. Of this amount, $451,254 was recorded as a loss on the extinguishment f debt as discussed in Note 4 – Significant Accounting Policies, $357,567 as a debt discount which is the amount of derivative liability at initial measurement up to the face value of the underlying convertible note payable and $301,342 as interest expense from the excess derivative liability upon initial measurement beyond the face value of the underlying convertible note payable.

Utilizing Level 3 Inputs, the Company recorded fair market value adjustments related to convertible notes payable for the three months ended September 30, 2017 and 2016 of $(443,974) and $131,728 and fair value adjustments related to the convertible notes payable for the nine months ended September 30, 2017 and 2016 of $10,073,464 and $350,003, respectively. The fair market value adjustments were calculated utilizing the Black-Sholes method using the following assumptions: risk free rates of 0.96% to 1.31%, dividend yield of 0%, expected lives of 0.10 to 1 years, and volatility between 318% and 544%.

A summary of the activity of the derivative liability for the nine months ended September 30, 2017 is shown below:

Balance at December 31, 2016	$11,855,072
Derivative liabilities recorded	1,110,163
Change due to note conversion	(675,377)
Fair value adjustment	(10,073,464)
Balance at September 30, 2017	$2,163,181

A summary of the activity of the derivative liability for the nine months ended September 30, 2016 is shown below:

Balance at December 31, 2015	$1,005,791
Derivative liabilities recorded	100,097
Change due to note conversion	(18,978)
Fair value adjustment	(350,003)
Balance at September 30, 2016	$736,907

NOTE 6 – CONCENTRATIONS OF RISK

Our revenues during the three and nine months ended September 30, 2017 were generated completely from nine clients. The loss of any of these clients will have a material adverse impact on our business. There were no revenues earned during the three or nine months ended September 30, 2016.

NOTE 7 – NOTES PAYABLE

The Company has entered into various debt agreements to fund operations. A summary of outstanding non-convertible notes payable is as follows:

	September 30, 2017	December 31, 2016
Note payable to non-related party, unsecured, due on September 1, 2014, interest rate of 0%. Currently in default. Principal due on demand.	$20,000	$20,000

Note payable to non-related party, unsecured, due on December 31, 2014, interest rate of 0%. Currently in default. Principal due on demand.	5,000	5,000

Note payable to non-related party, secured by vehicles owned by the Company, due on October 22, 2016, interest rate of 15%. Currently in default. Principal and accrued interest due on demand.	100,000	100,000

Note payable to non-related party, unsecured, due on April 29, 2016, interest rate of 8%. Currently in default. Principal and accrued interest due on demand.	-	33,000

Note payable to non-related party, unsecured, due on June 22, 2016, interest rate of 8%. Currently in default. Principal and accrued interest due on demand.	-	73,455

Sale of future receivable to non-related party, secured by future accounts receivable, due on December 31, 2016. Principal due as future accounts receivable are collected.	27,154	27,154

Seller’s note from acquisition of Cresent Construction Company, due on March 31, 2022, interest rate of 6%. Semi-annual payments of $152,693 due in February and August required through maturation. There have been no payments on this note to date with the first being due no earlier than August 9, 2017. Payments are required upon 30 days’ written notice by the noteholder. The Company has not yet received the required written notice from the holder regarding payment being due.	1,300,000	-

Bonding note from acquisition of Cresent Construction Company, due on March 31, 2020, interest rate of 8%. Monthly payments of $7,834 required through maturation.	146,892	-

Vehicle loans. Secured by vehicles of Cresent Construction Company	7,261	-
Total principal outstanding	1,606,307	258,609
Less: debt discounts	-	-
Total balance	$1,606,307	$258,609

Required principal payments from September 30, 2017 forward are as follows:

2017	$298,379
2018	335,102
2019	263,757
2020	270,965
2021	287,678
2022	150,426
Total	$1,606,307

There was $124,344 and $27,377 of accrued interest payable on non-convertible notes payable as of September 30, 2017 and December 31, 2016.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The Company has entered into various convertible debt agreements to fund operations. A summary of outstanding convertible notes payable is as follows:

	September 30, 2017	December 31, 2016
Convertible note payable to non-related party, unsecured, interest of 10%, due on February 13, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	$50,000	$50,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on April 8, 2016. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	15,000	15,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on March 21, 2016. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	30,000	30,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on May 9, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	50,000	50,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on November 4, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on July 15, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	50,000	50,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on September 3, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on October 31, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on October 21, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	20,000	20,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on December 30, 2015. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	45,000	45,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on March 26, 2016. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	25,000	25,000

Convertible note payable to non-related party, unsecured, interest of 10%, due on April 26, 2013. Currently in default. May be converted at the option of the holder into common stock at a rate of $0.30 per share. Payable on demand.	30,000	30,000

Convertible note payable to non-related party, interest of 10%, unsecured, due on June 11, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the five days prior to conversion. The Company may not repay the convertible note in cash.	59,800	59,800

Convertible note payable to non-related party, interest rate of 10%, unsecured, due on December 12, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 40% discount from the lowest closing bid price during the fifteen days prior to conversion. The Company may not repay the convertible note in cash.	128,087	55,000

Convertible note payable to non-related party, interest rate of 10%, unsecured, due on July 7, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest closing bid price during the fifteen days prior to conversion. The Company may not repay the convertible note in cash.	27,466	27,466

Convertible note payable to non-related party, interest rate of 10%, unsecured, due on August 6, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest closing bid price during the fifteen days prior to conversion. The Company may not repay the convertible note in cash.	28,269	-

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on May 15, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	29,419	-

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on May 15, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	-	20,134

Convertible note payable to non-related party, interest rate of 10%, unsecured, due on June 25, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	9,245	5,500

Convertible note payable to non-related party, interest rate of 8%, unsecured, due on July 7, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	-	77,947

Convertible note payable to non-related party, interest rate of 8%, unsecured, due on July 7, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	117,198	80,236

Convertible note payable to non-related party, interest rate of 10%, unsecured, due on June 15, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	19,372	11,500

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on April 3, 2018. May be converted at the option of the holder into common stock at a price equal to a 42% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	5,500	-

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on May 10, 2018. May be converted at the option of the holder into common stock at a price equal to a 42% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	11,250	-

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on September 25, 2018. May be converted at the option of the holder into common stock at a price equal to a 42% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	36,430	-

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on April 15, 2018. May be converted at the option of the holder into common stock at a price equal to a 42% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	147,463	-

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on May 20, 2018. May be converted at the option of the holder into common stock at a price equal to a 42% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	15,000	-

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on April 14 2018. May be converted at the option of the holder into common stock at a price equal to a 42% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	38,500	-

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on February 16, 2018. May be converted at the option of the holder into common stock at a price equal to a 42% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	11,500
		-
Convertible note payable to non-related party, interest rate of 12%, unsecured, due on July 1, 2017. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 42% discount from the lowest intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	69,990	-

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on May 19, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the three lowest trading prices during days prior to conversion. The Company may not repay the convertible note in cash.	-	60,000

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on September 30, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the three lowest trading prices during days prior to conversion. The Company may not repay the convertible note in cash.	25,600	47,000

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on August 19, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the three lowest trading prices during days prior to conversion. The Company may not repay the convertible note in cash.	16,018	16,018

Convertible note payable to non-related party, interest rate of 22%, unsecured, due on October 12, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the twenty days prior to conversion. The Company may not repay the convertible note in cash.	58,941	58,941

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on August 30, 2016. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the twenty days prior to conversion. The Company may not repay the convertible note in cash.	36,000	36,000

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on November 3, 2017. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the lowest trading price during the twenty days prior to conversion effective May 3, 2017. The Company may not repay the note in cash.	47,725	16,500

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on May 11, 2018. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the lowest three intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	38,525	-

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on June 30, 2018. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the lowest three intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	39,100	-

Convertible note payable to non-related party, interest rate of 12%, unsecured, due on August 7, 2018. May be converted at the option of the holder into common stock at a price equal to a 50% discount from the average of the lowest three intra-day trading price of the Company’s common stock during the twenty trading days prior to conversion. The Company may not repay the convertible note in cash.	86,250	-

Convertible note payable to non-related party, interest rate of 15%, default interest rate of 22%, unsecured, due on September 11, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 60% discount from the average of the the three lowest trading prices during the twenty five days prior to conversion. The Company may not repay the convertible note in cash.	16,651	16,651

Convertible note payable to non-related party, interest rate of 12%, default interest rate of 20%, unsecured, due on May 3, 2018. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 45% discount from the lowest trading price during the twenty five days prior to conversion with a floor of $0.00005. The Company may not repay the convertible note in cash.	87,500	-

Convertible note payable to non-related party, interest rate of 22%, unsecured, due on October 28, 2015. Currently in default. May be converted at the option of the holder into common stock at a price equal to a 60% discount from the average of the three lowest trading prices during the twenty five trading days prior to conversion. The Company may not repay the convertible note in cash.	-	9,050
Total principal outstanding	1,596,799	987,744
Less: debt discounts	(230,070)	(1,581)
Total balance	$1,366,729	$986,163

Required principal payments from September 30, 2017 forward are as follows:

2017	$1,079,781
2018	517,018
Total	$1,596,799

There was $44,722 and $250,452 of accrued interest payable on convertible notes payable as of September 30, 2017 and December 31, 2016.

The Company has recorded a derivative liability for each convertible note payable with a variable conversion rate. See Note 5 for further discussion.

During the nine months ended September 30, 2017, the Company accrued default penalties on convertible notes payable of $298,321. The default penalties represent agreed upon penalties as stipulated by the individual convertible note agreements calculated as a percentage of principal outstanding as of the date of default.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014, the Company received an interest free $8,000 loan from a related party to fund operations. The loan is unsecured, due on demand and as such is included in current liabilities. There was $5,000 due as of September 30, 2017 and December 31, 2016, respectively.

During the year ended December 31, 2014, the Company received an interest free $2,000 loan from a related party to fund operations. The related party made additional advances of $396 during the year ended December 31, 2016 and additional advances of $100 during the nine months ended September 30, 2017. The loan is unsecured, due on demand and as such is included in current liabilities. There was $2,496 due as of September 30, 2017 and December 31, 2016, respectively.

The Company accrues management and consulting fees for its officers in accordance with employment and consulting agreements in place with each. As of September 30, 2017, there was a total of $203,455 accrued for unpaid wages, $33,177 for unused vacation time and $455,712 of accrued consulting fees due to officers for a total of $692,344 of accrued officer compensation as of September 30, 2017. As of December 31, 2016, there was a total of $133,916 accrued for unpaid wages, $28,849 for unused vacation time and $439,876 of accrued consulting fees due to officers for a total of $602,641 of accrued officer compensation as of December 31, 2016.

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

During the nine months ended September 30, 2017, the Company issued a total of 4,575,284,230 shares of common stock for the conversion of $235,100 of outstanding principal and 834,097,357 shares of common stock for the conversion of $43,057 of outstanding interest on convertible notes payable. All conversions were performed under the contractual terms of the respective notes payable. Additionally, during the nine months ended September 30, 2017, the Company issued a total of 260,000,000 common shares valued at $42,000 for services performed. The common shares issued for services were valued using the close price of the Company’s common stock on the date of issuance.

During the nine months ended September 30, 2017, the Company issued a total of 7,500,000 shares of Series A Convertible Preferred Stock for services rendered in connection with its acquisition of Cresent Construction Company. The shares of Series A Convertible Preferred Stock were valued on an as converted to common stock basis at $0.0009 per share resulting in a total value of $6,750.

There were 10,000,000 and 2,500,000 series A convertible preferred shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.

There were 8,585,083,257 and 2,915,701,670 common shares issued and 8,585,033,257 and 2,915,651,670 outstanding at September 30, 2017 and December 31, 2016, respectively.

The Company has 8,585,033,257 common shares outstanding, a total of 28,859,390,077 common share equivalents as discussed in Note 4 – Significant Accounting Policies and 448,570 exercisable options and warrants as discussed in Note 12 – Stock Options for a total of 37,444,871,904 shares of common stock and common stock equivalents as of September 30, 2017. With 10,000,000,000 shares authorized, there are insufficient common shares in treasury to meet all of the Company’s common share equivalents obligations. 28,769,390,077 of the common share equivalents arise from outstanding convertible notes payable as discussed in Note 4 – Significant Accounting Policies and Note 8 – Convertible Notes Payable and as such have been recognized as a debt obligation in conjunction with the underlying derivative liabilities as discussed in Note 5 – Derivative Liabilities. The Company plans to remediate this shortfall either through a reverse stock split or an increased in the authorized common stock of the Company.

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

Payroll Tax Liabilities

As of September 30, 2017 and December 31, 2016 the Company had accrued $761,396 in payroll tax liabilities. The payment of these liabilities has not been made due to our limited profitability. Due to the uncertainty regarding our future profitability, it is difficult to predict our ability to pay these liabilities. As a result, a federal tax lien has been levied that will have to be satisfied.

Federal Income Tax Liability

On January 29, 2015, we received a notification from the Internal Revenue Service (the “IRS”) regarding deficiencies in our tax return for the year ended December 31, 2011. The notice was the result of not filing our tax return for the year then ended and included the results of an IRS examination which yielded an income tax amount due of $92,804 plus penalties and interest totaling $34,337 for a total amount due of $127,141. While we believe we will be able to successfully reduce the tax liability and assessed penalties to zero or near zero due to our net loss sustained during the year ended December 31, 2011, the possibility exists we will be unsuccessful and could face an assessment for the full amount of $127,141. As detailed in Note 4, there is an accrued liability of $127,141 for this potential payout as of September 30, 2017 and December 31, 2016.

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

Office Lease

On October 18, 2017, the Company entered into a lease for office space that requires minimum monthly payments for a period of three years. The monthly base rent during the first year is $2,900 with annual increases of 1% each year thereafter. The lease also requires monthly payment for common area maintenance of $300. Total future minimum payments under the terms of the lease are:

Year ended December 31,	Base Rent	CAM	Total
2017	$8,700	$899	$9,599
2018	34,887	3,597	38,484
2019	35,236	3,597	38,833
2020	26,625	2,697	29,322
Total	$105,448	$10,790	$116,238

NOTE 12 – STOCK OPTIONS

The following table summarizes all stock option activity for the nine months ended September 30, 2017:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2016	448,570	$0.30
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-
Outstanding, September 30, 2017	448,570	$0.30

The following table discloses information regarding outstanding and exercisable options at September 30, 2017:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.30	448,570	$0.30	0.64	448,570	$0.30
	448,570	$0.30	0.649	448,570	$0.30

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

INTELLIGENT HIGHWAY SOLUTIONS

PRO-FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$1,186,266	$2,346,558	$3,981,871	$5,961,199
Cost of sales	1,149,731	2,261,160	3,947,497	5,406,742
Gross profit	36,535	85,398	34,374	554,457

Operating expenses
Salaries and wages	41,443	45,671	149,709	172,289
General and administrative	161,931	115,670	561,166	359,844
Total operating expenses	203,374	161,341	710,875	532,133

Income (loss) from operations	(166,839)	(75,943)	(676,501)	22,324

Other income (expense)
Gain (loss) on extinguishment of debt	(459,587)	-	(459,587)	2,142
Gain on sale of fixed assets	-	2,800	-	16,550
Penalties on convertible notes payable	(298,321)	-	(298,321)	-
Gain (loss) on derivative fair value adjustment	(443,974)	131,728	10,073,464	350,003
Interest expense	(544,660)	(69,139)	(752,186)	(409,955)
Total other income (expense)	(1,746,542)	65,389	8,563,370	(41,260)

Income (loss) before income taxes	(1,913,381)	(10,554)	7,886,869	(18,936)

Income tax expense	-	-	-	-

Net income (loss) before non-controlling interest	(1,913,381)	(10,554)	7,886,869	(18,936)
Net (loss) income attributable to non-controlling interest	(13,574)	-	(37,454)	73,548
Net income (loss) attributable to Intelligent Highway Solutions	$(1,899,807)	$(10,554)	$7,924,323	$(92,484)

NOTE 14 – EQUITY LINE OF CREDIT

On August 6, 2015, the Company entered into line of credit whereby it has the right to sell to the investor up to $5,000,000 of common stock over a period of 24 months. The Company may sell up to $100,000 of common stock, but not less than $5,000, at any time at is sole discretion by issuing a put notice to the investor. The sales price of the stock will be equal to a 30% discount from the average of the lowest two closing bid prices in the preceding five trading days. There is a minimum of ten trading days between put notices. The agreement requires the Company to issue 3% of the total credit line, or $150,000, in common stock with an issue price equal to the average of the daily volume weighted average prices of the Company’s common stock during the five business days immediately preceding the due date of the issuance. The Company did not exercise its rights under the agreement during the period ended September 30, 2017.

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

During the nine months ended September 30, 2017, the Company entered into a convertible note payable for $102,500 in exchange for an equal amount outstanding on the credit line. As of September 30, 2017, there was borrowing capacity of $4,500,000. There was $500,000 and $0 of principal drawn as of September 30, 2017 and December 31, 2016, respectively. There was $40,305 and $0 of accrued interest due at September 30, 2017 and December 31, 2016, respectively. The Company has filed suit against TCA claiming default and TCA has filed countersuit against the Company claiming default as discussed in Note 11 – Commitments and Contingencies.

NOTE 16 – SUBSEQUENT EVENTS

On November 4, 2017, the Company issued a total of 119,009,000 common shares for the conversion of $5,950 of outstanding principal of convertible notes payable. The conversion was performed at contractual terms.

On November 17, 2017, the Company issued a total of 375,000,000 common shares for the conversion of $20,419 of outstanding interest on convertible notes payable. The conversion was performed at contractual terms.

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

Results of Operations

Revenue

All revenue during the three and nine months ended September 30, 2017 were generated from general construction contracting services performed by Cresent Construction Company. We did not generate revenue during the three or nine months ended September 30, 2016.

Three months ended September 30, 2017 and 2016

	Three months ended September 30,
	2017	2016	Change
Revenue	$1,186,266	$-	$1,186,266

Revenues for the three months ended September 30, 2017 were $1,186,266 compared to $0 during the same period in 2016. The increase in revenue was the result of the Company’s acquisition of Cresent Construction Company as all revenues generated during the three months ended September 30, 2017 were from services performed by Cresent.

Nine months ended September 30, 2017 and 2016

	Nine months ended September 30,
	2017	2016	Change
Revenue	$3,215,589	$-	$3,215,589

Revenues for the nine months ended September 30, 2017 were $3,215,589 compared to $0 during the same period in 2016. The increase in revenue was the result of the Company’s acquisition of Cresent Construction Company as all revenues generated during the nine months ended September 30, 2017 were from services performed by Cresent.

Cost of Goods Sold

Cost of revenues include all direct material, sub-contract, labor, and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits. Additionally, the amortization of intangibles assets resulting from the acquisition of Cresent Contraction Company are recorded as costs of goods sold.

Three months ended September 30, 2017 and 2016

	Three months ended September 30,
	2017	2016	Change
Labor	$1,006,098	$-	$1,006,098
Amortization of intangible assets	35,032	-	35,032
Other	108,601	-	108,601
Total	$1,149,731	$-	$1,149,731

Cost of goods sold for the three months ended September 30, 2017 were $1,149,731 compared to $0 during the same period in 2016. The increase in cost of revenue was the result of the Company’s acquisition of Cresent Construction Company as all costs of revenues generated during the three months ended September 30, 2017 were from services performed by Cresent.

Nine months ended September 30, 2017 and 2016

	Nine months ended September 30,
	2017	2016	Change
Labor	$2,640,468	$-	$2,640,468
Amortization of intangible assets	141,765	-	141,765
Other	297,914	-	297,914
Total	$3,080,147	$-	$3,080,147

Cost of goods sold for the nine months ended September 30, 2017 were $3,080,147 compared to $0 during the same period in 2016. The increase in cost of revenue was the result of the Company’s acquisition of Cresent Construction Company as all costs of revenues generated during the nine months ended September 30, 2017 were from services performed by Cresent.

Operating Expenses

Three months ended September 30, 2017 and 2016

	Three months ended September 30,
	2017	2016	Change
Salaries and wages	$41,443	$41,443	$-
Professional services	89,287	85,962	3,325
Other	72,644	1,108	71,536
Total	$203,374	$128,513	$74,861

Operating expenses for the three months ended September 30, 2017 were $203,374 compared to $128,513for the three months ended September 30, 2016. The increase of $74,861 or 58% is the result of the Company’s increased operations from its acquisition completed during the first quarter of 2017. Salaries and wages consist of management compensation during each period presented which is relatively unchanged due to the renewal of existing employment agreements in 2017 under the substantially the same terms as agreements in place for 2016. The increase in other operating expenses is the result of increased overhead costs related to Cresent Construction Company present in the current period that were not present in 2016.

Nine months ended September 30, 2017 and 2016

	Nine months ended September 30,
	2017	2016	Change
Salaries and wages	$124,328	$121,064	$3,264
Professional services	424,597	265,625	158,972
Other	285,014	11,432	273,582
Total	$833,939	$398,121	$435,818

Operating expenses for the nine months ended September 30, 2017 were $833,939 compared to $398,121 for the nine months ended September 30, 2016. The increase of $435,818 or 109% is the result of the Company’s increased operations from its acquisition completed during the first quarter of 2017. Salaries and wages consist of management compensation during each period presented which is relatively unchanged due to the renewal of existing employment agreements in 2017 under the substantially the same terms as agreements in place for 2016. Professional fees increased $158,972, or 60%, during the nine months ended September 30, 2017 as the result of acquisition related professional services, additional stock based compensation for service providers and audit fees incurred during the nine months ended September 30, 2017 that were not present during the same period in 2016. The increase in other operating expenses is the result of increased overhead costs related to Cresent Construction Company present in the current period that were not present in 2016.

Other Income and Expenses

Three months ended September 30, 2017 and 2016

	Three months ended September 30,
	2017	2016	Change
Interest expense, net	$(544,640)	$(69,017)	$(475,623)
Gain on sale of fixed assets	-	2,800	(2,800)
Gain on extinguishment of debt	(459,587)	-	(459,587)
Penalties	(298,321)	-	(298,321)
Gain on derivative fair value adjustment	(443,974)	131,728	(575,702)
Total	$(1,746,522)	$65,511	$(1,812,033)

Other income and expense during the three months ended September 30, 2017 was a net expense of $1,746,522 compared to a net gain of $65,511 during the three months ended September 30, 2016. The decrease in net gain of $1,812,033 was mostly due increased interest expense recorded as default interest on convertible notes payable, losses on the extinguishment of debt and default penalties on convertible notes payable that were present in 2017 and not present in 2016. Additionally, the Company recorded a loss from the fair value measurement of derivative liabilities in the current period of $443,974 where there was a gain of $131,728 during the same period in 2016.

Nine months ended September 30, 2017 and 2016

	Nine months ended September 30,
	2017	2016	Change
Interest expense, net	$(764,995)	$(409,697)	$(355,298)
Gain on sale of fixed assets	-	16,550	(16,550)
Gain on extinguishment of debt	(459,587)	2,142	(461,729)
Penalties	(298,321)	-
Gain on derivative fair value adjustment	10,073,464	350,003	9,723,461
Total	$8,550,561	$(41,002)	$8,889,884

Other income and expense during the nine months ended September 30, 2017 was a net gain of $8,550,561 compared to a net expense of $41,002 during the nine months ended September 30, 2016. The increase in net gain of $8,889,884 was mostly due to increased gains recognized on the fair value adjustment of derivative liabilities. We do not expect the amount of gain realized on the fair value measurement of derivative liabilities to be recurring.

Net Income (Loss)

Three months ended September 30, 2017 and 2016

	Three months ended September 30,
	2017	2016	Change
Net income (loss) before non-controlling interest	$(1,913,361)	$(63,002)	$(1,850,359)
Non-controlling interest	(13,574)	-	(13,574)
Net income (loss) after non-controlling interest	$(1,899,787)	$(63,002)	(1,863,933)

Net loss after non-controlling interest for the three months ended September 30, 2017 was $1,899,787 compared to a net loss of $63,002 for the three months ended September 30, 2016. The increase in net loss during the three months ended September 30, 2017 is attributable to the increased acquisition related costs, default penalties and default interest on convertible notes payable recorded in 2017 that was not present in 2016.

Nine months ended September 30, 2017 and 2016

	Nine months ended September 30,
	2017	2016	Change
Net income (loss) before non-controlling interest	$7,852,064	$(439,123)	$8,291,187
Non-controlling interest	(44,419)	-	(44,419)
Net income (loss) after non-controlling interest	$7,896,483	$(439,123)	8,246,768

Net income after non-controlling interest for the nine months ended September 30, 2017 was $7,896,483 compared to a net loss of $439,123 for the nine months ended September 30, 2016. The increase in net income during the nine months ended September 30, 2017 is attributable to the increased gain on the fair market value of derivatives partially offset by increased acquisition related costs.

Liquidity and Capital Resources

As of September 30, 2017, we had cash of $130,089, total current assets of $827,065 and total current liabilities of $7,822,704 creating a working capital deficit of $6,995,639. Current assets consisted of $130,089 in cash, $685,451 of net contracts receivable and $11,525 of prepaid expenses. Current liabilities consisted of accounts payable of $752,449, current notes payable of $587,803, current convertible notes payable net of discounts of $1,366,729, a derivative liability of $2,163,181, accrued interest of $569,066, related party notes payable of $7,496, a credit line payable of $500,000, billings in excess of costs and estimated earnings on uncompleted contracts of $62,750 and accrued expenses and other liabilities of $1,813,230.

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

Cash Flows from Operating Activities

Cash flows used in operating activities during the nine months ended September 30, 2017 was $163,520 which consisted of a net income before non-controlling interest of $7,852,064, non-cash expenses and gains of $8,464,358, mainly due to a gain on the fair market value of derivative liabilities of $10,073,464 offset by expenses paid on behalf of the Company of $153,515, and negative changes in working capital of $448,774

Cash flows used in operating activities during the nine months ended September 30, 2016 was $72,887 which consisted of a net loss of $439,123, non-cash expenses and gains of $2,983 and negative changes in working capital of $363,253.

Cash Flows from Investing Activities

During the nine months ended September 30, 2017 and 2016, we generated $160,466 and $-0- of cash in investing activities. Cash generated from investing activities during the nine months ended September 30, 2017 consisted solely of cash acquired in the acquisition of Cresent Construction Company.

Cash Flows from Financing Activities

Cash used in financing activities during the nine months ended September 30, 2017 was $132,141 which consisted of repayments of notes payable of $16,852, proceeds from convertible notes payable of $151,300, repayments on convertible notes payable of $2,407 and proceeds from related party payables of $100.

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

Critical Accounting Policies

There have been no changes in the Company’s significant accounting policies for the nine months ended September 30, 2017 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on June 29, 2017.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September30, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of September 30, 2017, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2017:

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

During the nine months ended September 30, 2017, the Company issued a total of 260,000,000 common shares for services valued at $42,000; 4,575,284,230 shares of common stock for the conversion of $235,100 of outstanding principal and 834,097,357 shares of common stock for the conversion of $43,057of outstanding interest on convertible notes payable.

During the nine months ended September 30, 2017, the Company issued a total of 7,500,000 shares of Series A Convertible Preferred Stock for services rendered in connection with its acquisition of Cresent Construction Company.

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

INTELLIGENT HIGHWAY SOLUTIONS, INC.

Date: November 20, 2017	By:	/s/ Devon Jones
Devon Jones
Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2017	By:	/s/ Philip Kirkland
Philip Kirkland
Chief Financial Officer
(Principal Financial and Accounting Officer)

